Form 10-Q
period 2022-03-31
Metal Sky Star Acquisition Corp
filed 2022-05-10
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41344

METAL SKY STAR ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

132 West 31st Street, First Floor New York, New York 10001
(Address of Principal Executive Offices, including zip code)

(332) 237-6141
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.001 par value, one redeemable warrant, and one right	MSSAU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.001 par value	MSSA	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	MSSAW	The Nasdaq Stock Market LLC
Rights to receive one-tenth (1/10th) of one Ordinary Share	MSSAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 6, 2022, there were 14,705,000 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash in escrow	$54,128	$95,978
Deferred offering costs	357,515	236,522
TOTAL ASSETS	$411,643	$332,500

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$3,550	$800
Accrued offering costs	111,493	31,550
Promissory note payable to related party	300,000	300,000

Total Current Liabilities	415,043	332,350

TOTAL LIABILITIES	415,043	332,350

Shareholder’s Equity (Deficit):
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 2,875,000 and 2,875,000 shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively (1)	2,875	2,875
Additional paid-in capital	22,125	22,125
Accumulated deficit	(28,400)	(24,850)

Total Shareholder’s Equity (Deficit)	(3,400)	150

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)	$411,643	$332,500

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of the unaudited condensed financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

Three months ended
March 31,
2022
Operating costs	$3,550
Loss from operations	(3,550)

Operating loss	(3,550)

Income (loss) before income taxes	(3,550)

NET INCOME (LOSS)	(3,550)

Basic and diluted weighted average shares outstanding(1)	2,500,000

Basic and diluted net income per ordinary shares subject to possible redemption	(0.00)

(1)	Excludes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of the unaudited condensed financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(Unaudited)

For the period from May 5, 2021 (inception) to December 31, 2021 and January 1, 2022 to March 31, 2022

					Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at May 5, 2021 (inception)	–	$–	$–	$-	$-
Issuance of Founder Share to Sponsor	1,437,501	1,438	23,562	-	25,000
Cancellation of Founder Share to Sponsor	(1)	(0)	0	-	-
Repurchase of Founder Share	(1,437,500)	(1,438)	(23,562)		(25,000)
Issuance of Founder Shares to Sponsor(1)	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	(24,850)	(24,850)
Balance at December 31, 2021	2,875,000	2,875	22,125	(24,850)	150

Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	$2,875	$22,125	$(28,400)	$(3,400)

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of these financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

Three months ended March 31,
2022
Cash flows from operating activities
Net loss	$(3,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Net changes in operating assets and liabilities
Deferred offering costs	(120,993)
Accrued offering costs	82,693
Net Cash used in operating activities	(41,850)

NET CHANGE IN CASH	(41,850)

Cash, beginning of period	95,978

Cash, end of period	$54,128

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Supplement disclosure of non-cash investing and financing Activities:
Offering costs included in accrued offering costs	$82,693

The accompanying notes are an integral part of the unaudited condensed financial statements.

METAL SKY STAR ACQUISITION CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Metal Sky Star Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on May 5, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company’s efforts in identifying prospective target businesses will not be limited to a particular geographic region. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the proposed initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company will have 9 months from the closing of the IPO (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

The Company’s IPO was declared effective on March 31, 2022. On April 5, 2022, the Company consummated the IPO of 11,500,000 units which includes an additional 1,500,000 units as a result of the underwriters’ fully exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. The amount of funds currently held in the trust account in excess of $115,000,000 will be transferred to the Company’s escrow cash account for use as its working capital. As of March 31, 2022, the Company had nil held in the Wilmington Trust account as the IPO had not closed.

The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in United States government treasuries. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

Liquidity and Capital Resources

The registration statement for the IPO (as described in Note 3) was declared effective on March 31, 2022. On April 5, 2022, the Company consummated the IPO of 11,500,000 units (including the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units’), generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share, one redeemable warrant to purchase one ordinary share (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of a Business Combination.

Simultaneously with the consummation of the IPO, the Company sold to its Sponsor 330,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,300,000 which is described in Note 4.

Offering costs amounted to $5,704,741 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. Except for $25,000 of subscription of ordinary shares (as defined in Note 5), the Company received net proceeds of $115,682,250 from the IPO and the private placement.

As of March 31, 2022, the Company had $54,128 of cash held in escrow for use as working capital.

In September 2021, the Company repurchased 1,437,500 of founder shares for $25,000. In September 2021, the Company issued 2,875,000 of founder shares for $25,000 which include an aggregate of up to 375,000 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO.

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 375,000 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On April 5, 2022, the underwriter exercised the over-allotment option in full, accordingly, no Founder Shares are subject to forfeiture.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022. The Company have cash held in escrow $54,128 and $95,978 as of March 31, 2022 and December 31, 2021 respectively.

Deferred Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that directly related to the IPO. As of April 5, 2021, offering costs amounted to $5,704,741 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares, public rights and public warrants based on the estimated fair values of public shares and public rights at the date of issuance.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For three months ended as pf March 31, 2022, weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants will be classified in shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

NOTE 3. INITIAL PUBLIC OFFERING

On April 5, 2022, the Company sold 11,500,000 Units (including the issuance of 1,500,000 Units as a result of the underwriter’s fully exercise of the over-allotment) at a price of $10.00 per Unit, generating gross proceeds of $115,000,000 related to the IPO. Each Unit consists of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an Initial Business Combination. Each one redeemable warrants entitle the holder thereof to purchase one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a Business Combination. No fractional shares issued upon separation of the Units, and only whole Warrants will trade.

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 Public Units to cover over-allotments. On April 5, 2022, the underwriter exercised the over-allotment option in full to purchase 1,500,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $15,000,000 (see Note 7).

NOTE 4. PRIVATE PLACEMENT

The Sponsor has committed to purchase an aggregate of 300,000 Placement Units (or 330,000 Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Placement Unit, ($3,000,000 in the aggregate, or $3,300,000 in the aggregate if the underwriters’ over-allotment is exercised in full), from the Company in a private placement that will occur simultaneously with the closing of the IPO (the “Private Placement”). On April 5, 2022, simultaneously with the consummation of the IPO transaction, the Company received Private Placement funds of $3,300,000 from the Sponsor and consummated the Private Placement transaction. The private units are identical to the Public Units sold in the IPO.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In May 2021, Harneys Fiduciary (Cayman) Limited transferred one ordinary share to the Sponsor for par value. On July 5, 2021 the Company redeemed the one share for par value and the Sponsor purchased 1,437,500 ordinary shares for an aggregate price of $25,000.

The 1,437,500 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO.

In September 2021, the Company repurchased 1,437,500 of founder shares for $25,000. In September 2021, the Company issued 2,875,000 of founder shares for $25,000 which include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO. On April 5, 2022, the underwriter exercised its over-allotment option, as a result, no Founder Shares are subject to forfeiture.

Promissory Note — Related Party

On June 15, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). On December 15, 2021, Company amended the Promissory Note to extend the due date. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO. As of March 31, 2022, the principal amount due and owing under the Promissory Note was $300,000, which was paid off as of April 5, 2022.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On August 10, 2021, the Company engaged Ladenburg Thalmann & Co. Inc. as its underwriter. The Company will grant the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions.

Ladenburg Thalmann has agreed to revise the warrant agreement that the warrant is exercisable on the later of one year after the closing of this offering or the consummation of an initial business combination.

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.00%) of the gross proceeds of the IPO, or $2,000,000 (or up to $2,300,000 if the underwriters’ over-allotment is exercised in full). In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,500,000 (or up to $2,875,000 if the underwriters’ over- allotment is exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering.

NOTE 7. WARRANTS

Pursuant to the IPO, the Company intends to offer for sale 10,000,000 units at a price of $10.00 per Unit for a total of $100,000,000, or $115,000,000 if the over-allotment option is exercised in full. Each Unit consists of one ordinary share, one right to acquire one-tenth (1/10) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one ordinary share at a price of $11.50 per share, subject to adjustment.

Our sponsor has committed to purchase from us an aggregate of 300,000 private units (or 330,000 if the over-allotment option is exercised in full) at a price of $10.00 per private unit ($3,000,000 in the aggregate, or $3,300,000 if the over-allotment option is exercised in full) in a private placement that will close simultaneously with the closing of this offering. Each private unit will be comprised of one ordinary share and one redeemable warrant. Each private unit is identical to the units offered by this prospectus except as described below.

All of the proceeds we receive from this private placement of units will be added to the proceeds from this offering to pay for the expenses of this offering and to be held in the trust account. If we do not complete our initial business combination within 9 months from the closing of this offering (or up to 21 months from the closing of this offering if we extend the time to complete a business combination, as described in more detail in this prospectus), the proceeds of the sale of the private units will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the private units (and underlying securities) will be worthless.

Our sponsor has agreed to waive its redemption rights with respect to any shares underlying the private units (i) in connection with the consummation of a business combination, (ii) in connection with a shareholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto, to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the completion of this offering (or up to 21 months from the closing of this offering if we extend the time to complete a business combination, as described in more detail in this prospectus) or with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) if we fail to consummate a business combination within 9 months from the completion of this offering (or up to 21 months from the closing of this offering if we extend the time to complete a business combination, as described in more detail in this prospectus) or if we liquidate prior to the expiration of the 21 month period. However, our sponsor will be entitled to redemption rights with respect to any public shares it holds if we fail to consummate a business combination or liquidate within the 21 month period.

The private units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination except to permitted transferees.

NOTE 8. SHAREHOLDER’S EQUITY

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, 2022, there was 2,875,000 ordinary shares issued and outstanding, of which 375,000 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial shareholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial shareholders do not purchase any Public Units in IPO and excluding the Private Shares underlying the Private Units).

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 9, 2022, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the Company revised the following term of IPO on May 9, 2022.

1)	The Company consummated its IPO on April 5, 2022, consisting of 11,500,000 units, including 1,500,000 Public Units as a result of the underwriter’s exercise in full of their over-allotment option. Each Public Unit consists of one ordinary share, $0.001 par value, one right to receive one-tenth (1/10th) of an Ordinary Share upon the consummation of the Company’s initial business combination, and one redeemable warrant. Each Public Warrant is exercisable for one Ordinary Share at a price of $11.50 per share. The Public Units were sold at an offering price of $10.00 per unit, and the IPO generated aggregate gross proceeds of $115,000,000.

2)	Simultaneously with the closing of the IPO and the sale of the Public Units, the Company consummated the private placement of 330,000 units, at a price of $10.00 per Private Placement Unit, with M-Star Management Corporation, British Virgin Islands exempted company, pursuant to a Private Placement Unit Purchase Agreement by and between the Company and the Sponsor. The Private Placement generated aggregate gross proceeds of $3,300,000. The promissory note to the Sponsor, with an outstanding principal amount of $300,000 as of March 31, 2022 was repaid. The related party loan balance as of April 5, 2022 was nil.

3)	As of April 5, 2022, a total of $115,000,000 (which amount includes $2,875,000 of the underwriter’s deferred discount), comprised of proceeds from the IPO (including the proceeds received from the exercise by the Underwriters of the over-allotment option) and the sale of the Private Placement Units (including the proceeds received as a result of the Underwriters’ exercise of the over-allotment option) was placed in a U.S.-based trust account at Wilmington Trust, N.A., at trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s redemption obligations as described in the amended and restated memorandum and articles of association; and (3) the redemption of all of the Company’s Public Shares if it has not completed its initial business combination within nine (9) months from the closing of the IPO (or up to 21 months, if extended), subject to applicable law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Metal Sky Star Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to M-Star Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 11, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $3,550, which consists of operating costs of $3,550.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On April 5, 2022, the Company consummated the IPO of 11,500,000 units (including the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units’), generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share, one redeemable warrant to purchase one ordinary share (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of a Business Combination. Simultaneously with the IPO, the Company sold to its Sponsor 330,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,300,000. Offering costs amounted to $5,704,741 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. Except for $25,000 of subscription of ordinary shares, the Company received net proceeds of $115,682,250 from the IPO and the private placement.

For the three months ended March 31, 2022, net cash used in operating activities was $41,850. Net loss of $3,550 was consistent with formation and operating costs $3,550. Used in operating assets and liabilities generated by increase of accrued offering cost as liability $82,693 and setoff of deferred offering cost $120,993.

We intend to use substantially all of the funds held in the trust account established for the benefit of the public shareholders, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may loan us funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay such notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such notes, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of notes may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

On May 6, 2022, the Company received a Commitment Letter from our Sponsor. The Commitment Letter states that our Sponsor or its affiliated entities will provide additional capital as required to the Company in the range of $500,000 to $800,000 for the Company’s operations as needed through May 31, 2023. The Company has not requested or used any of the funds available as of May 9, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company. We began incurring these fees on April 5, 2022 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $2,500,000 (or $2,875,000 if the underwriters’ over-allotment option is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on April 4, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described herein, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on April 4, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2021, our Sponsor purchased an aggregate of 2,875,000 ordinary shares for an aggregate offering price of $25,000, which include an aggregate of up to 375,000 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part. On April 5, 2022, the underwriter exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture. Such securities were issued in connection with our organization pursuant to exemption from registration contained in section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

In addition, at the time of the Initial Public Offering completed on April 5, 2022, the Company consummated the Private Placement of 330,000 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, with M-Star Management Corporation, British Virgin Islands exempted company (the “Sponsor”), pursuant to a Private Placement Unit Purchase Agreement by and between the Company and the Sponsor. The Private Placement generated aggregate gross proceeds of $3,300,000 (inclusive of $300,000 in cancellation of indebtedness). These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On April 5, 2022, we consummated the Initial Public Offering consisting of 11,500,000 Public Units, including 1,500,000 Public Units as a result of the underwriter’s exercise in full of their over-allotment option. Each Public Unit consists of one Ordinary Share, $0.001 par value, one right to receive one-tenth (1/10th) of an Ordinary Share upon the consummation of the Company’s initial business combination, and one redeemable Public Warrant. Each Public Warrant is exercisable for one Ordinary Share at a price of $11.50 per share. The Public Units were sold at an offering price of $10.00 per unit, and the Initial Public Offering generated aggregate gross proceeds of $115,000,000.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 330,000 Private Placement Units the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,300,000 (inclusive of $300,000 in cancellation of indebtedness).

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. Following the closing, the funds deposited in the trust account in excess of $115,000,000 were transferred to the Company’s escrow cash account for use as its working capital.

The Sponsor previously loaned us the sum of $300,000, evidenced by a note dated June 15, 2021. On December 15, 2021, Company amended the Promissory Note to extend the due date. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. The loan was repaid and $300,000 was allocated to the payment of offering expense. The loan was repaid through the offset of the purchase price for a portion of the Private Placement Units at the closing of our Initial Public Offering.

Offering costs amounted to $5,704,741 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. We received net proceeds of $115,682,250 from the IPO and the private placement. The net proceeds from our IPO available to us out of trust for our working capital requirements in searching for a Business Combination and for working capital requirements are approximately $682,500.

The funds held in trust has been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or our redemption of 100% of the outstanding Public Shares if we have not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which we complete a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

We intend to use the proceeds held outside of trust for legal, accounting and other expenses of structuring and negotiating Business Combinations, due diligence of prospective target businesses, legal and accounting fees related to SEC reporting obligations, our monthly office rent, as well as for reimbursement of any out-of-pocket expenses incurred by our founders, officers and directors in connection with activities on our behalf as described above.

Officers, directors and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our audit committee will review and approve all reimbursements and payments made to our founders, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. There is no limit on the amount of such expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an Initial Business Combination. Since the role of present Management after a Business Combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a Business Combination.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 6, 2022, the Company received a Commitment Letter from our Sponsor. The Commitment Letter states that our Sponsor or its affiliated entities will provide additional capital as required to the Company in the range of $500,000 to $800,000 for the Company’s operations as needed through May 31, 2023.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Commitment Letter dated May 6, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAL SKY STAR ACQUISITION CORPORATION

Date: May 9, 2022		/s/ Man Chak Leung
	Name:	Man Chak Leung
	Title:	Chief Executive Officer

Date: May 9, 2022		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Financial Officer