Form 10-Q
period 2022-06-30
Metal Sky Star Acquisition Corp
filed 2022-08-08
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of July 21, 2022, there were 14,705,000 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

i

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash in escrow	$244,634	$95,978
Prepaid insurance	113,425	-
Deferred offering cost	-	236,522
Marketable securities held in trust account	115,160,910	-
TOTAL ASSETS	$115,518,969	$332,500

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$59,815	$800
Accrued offering costs	-	31,550
Promissory note- related party	-	300,000
Deferred underwriting commissions	2,875,000	-

Total Current Liabilities	2,934,815	332,350

TOTAL LIABILITIES	2,934,815	332,350
Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value	115,160,910	-

Shareholder’s Equity (Deficit):
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 2,875,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively, excluding 11,500,000 shares subject to possible redemption at June 30, 2022.	3,205	2,875
Additional paid-in capital	-	22,125
Accumulated deficit	(2,579,961)	(24,850)

Total Shareholder’s Equity (Deficit)	(2,576,756)	150

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S EQUITY (DEFICIT)	$115,518,969	$332,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period ended from May 5, 2021 (inception) to June 30, 2021

Formation and operational costs	$168,615	$172,165	$11,750
Loss from operation costs	168,615	172,165	11,750

Other income:
Interest income	160,910	160,910	-
Total other income	160,910	160,910	-

Loss before income taxes	(7,705)	(11,255)	(11,750)

Net Loss	$(7,705)	$(11,255)	$(11,750)

Basic and diluted weighted average shares outstanding - ordinary shares subject to possible redemption	10,994,505	5,527,624	-
Basic and diluted net loss per share	0.39	$1.22	$-

Basic and diluted weighted average shares outstanding - ordinary shares not subject to possible redemption	3,190,495	3,033,619	2,875,000
Basic and diluted net loss per share	(1.34)	$(2.22)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(Unaudited)

For the period from May 5, 2021 (inception) to June 30, 2021 and January 1, 2022 to June 30, 2022

					Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2022	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	2,875	22,125	(28,400)	(3,400)
Issuance of public shares at initial public offering	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ Discount	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Initial value of ordinary stock subject to possible redemption	(11,500,000)	(11,500)	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	-	(160,910)	(160,910)
Net loss	-	-	-	(7,705)	(7,705)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,579,961)	$(2,576,756)

					Total
	Common Stock		Paid-In	Accumulated	Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at May 5, 2021 (inception)	–	$–	$–	$-	$-
Issuance of Founder Share to Sponsor	1,437,501	1,438	23,562	-	25,000
Cancellation of Founder Share to Sponsor	(1)	(0)	0	-	-
Repurchase of Founder Share	(1,437,500)	(1,438)	(23,562)		(25,000)
Issuance of Founder Shares to Sponsor(1)	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	(11,750)	(11,750)
Balance at June 30, 2021	2,875,000	2,875	22,125	(11,750)	13,250

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of these unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2022	For the period from May 5, 2021 to June 30, 2021

Cash flows from operating activities:
Net loss	$(11,255)	$(11,750)
Adjustments to reconcile loss to net cash
Used in operating activities:
Interest earned in trust account	(160,910)	–
Amortization	36,575	–
Net changes in operating assets & liabilities:
Deferred Offering costs	236,522	–
Prepaid expenses	(150,000)	–
Accrued offering costs	(31,550)	–
Accrued expenses	59,015	11,750
Net cash used in operating activities	(21,603)	–

Cash flows from investing activities:
Investment of cash in Trust Account	(115,000,000)	–
Net cash used in investing activities	(115,000,000)	–

Cash flows from financing activities:
Borrowing to related party	-	300,000
Proceeds from issuance of Founder Shares to Sponsor	-	25,000
Proceeds from sale of private placement units	3,300,000
Proceeds from sale of Units	114,700,000	-
Payment of offering costs	(2,829,741)	-
Net cash provided by financing activities	115,170,259	325,000

Net increase in cash and cash equivalents	148,656	325,000

Cash and cash equivalents at beginning of period	95,978	–
Cash and cash equivalents at end of period	$244,634	$325,000

Supplemental disclosure of non-cash investing and financing Activities:
Defer underwriting compensation	$2,875,000	$-
Initial value of ordinary stock subject to possible redemption	$101,200,000	$-
Reclassification of offering costs related to public shares	$(5,020,172)	$-
Change in value of ordinary shares subject to redemption	$18,820,172	$-
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$160,910	$-

The accompanying notes are an integral part of the unaudited financial statements.

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the proposed initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. The amount of funds currently held in the trust account in excess of $115,000,000 will be transferred to the Company’s escrow cash account for use as its working capital. As of June 30, 2022 and December 31, 2021, the Company had $115,160,910 and nil held in the Wilmington Trust account respectively.

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

As of June 30, 2022 and December 31, 2021, the Company had $244,634 and $95,978 of cash held in escrow for use as working capital, respectively.

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

Going Concern and Management Liquidity Plan

As of June 30, 2022, the Company had $244,634 in cash and working capital of $298,244.

The Company’s liquidity needs up to the closing of the IPO on April 5, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete a Business Combination within the Combination Period after the closing of the Initial Public Offering.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain other financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination.

If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have 21 months from the closing of the Initial Public Offering to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022. The Company have cash held in escrow $244,634 and $95,978 as of June 30, 2022 and December 31, 2021 respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended June 30, 2022		For the Six months ended June 30, 2022		For the Period from May 5, 2021 (inception) to June 30, 2021
Basic and Diluted net income (loss) per share:	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Numerators:
Allocation of net losses	$(4,270,964)	$(14,717,823)	$(6,729,807)	$(12,262,530)	$(11,750)	$-
Accretion of temporary equity	-	18,820,172	-	18,820,172	-	-
Accretion of temporary equity - interest	-	160,910		160,910
Allocation of net income (loss)	$(4,270,964)	4,263,259	$(6,729,807)	$6,718,552	$(11,750)	$-

Denominators:
Weighted-average shares outstanding	3,190,495	10,994,505	3,033,619	5,527,624	2,875,000	-
Basic and diluted net income (loss) per share	$(1.34)	0.39	$(2.22)	$1.22	$(0.00)	$-

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

At June 30, 2022, the ordinary share reflect in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Plus:
Accretion of carrying value to redemption value	18,820,172
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned on trust account)	160,910
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$115,160,910

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the period from January 1, 2022 through June 30, 2022, the Company incurred $28,333 in fees for these services.

Promissory Note — Related Party

On June 15, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). On December 15, 2021, Company amended the Promissory Note to extend the due date. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO. As of June 30, 2022, the principal amount due and owing under the Promissory Note was nil, which was paid off as of April 5, 2022. As of December 31, 2021, the principal amount due and owing under the Promissory Notes was $300,000.

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0150%) of the gross proceeds of the IPO, or $2,000,000 (or up to $2,300,000 if the underwriters’ over-allotment is exercised in full). In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,500,000 (or up to $2,875,000 if the underwriters’ over- allotment is exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of June 30, 2022 and December 31, 2021, the Company have deferred underwriting commissions $2,875,000 and nil as current liabilities.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company enter into the agreement with monthly retainer of $5,000 starting form April 1, 2022. As of June 30, 2022, the Company incurred $15,000 in fees for these services.

NOTE 7. SHAREHOLDER’S EQUITY

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At April 5, 2022, there was 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption. The Sponsor has agreed to forfeit 375,000 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriter. On April 5, 2022, the underwriter fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture.

Warrants

Each warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share commencing 30 days after the completion of its initial business combination and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If a registration statement is not effective within 60 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

In addition, if (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (c) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The Company complies with ASC 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2022, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$115,160,910	$-	$-

Assets December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$-	$-	$-

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to August 8, 2022, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on May 5, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended June 30, 2022 and period ended form May 5, 2021 to June 30, 2021, we had a net loss of $11,255 and net loss of $11,750, respectively, which consists of operating costs of $172,165 and $11,750, interest income $160,910 and nil.

For the three months ended June 30, 2022, we had a net loss of $7,705, which consists of operating costs of $168,615, interest income $160,910.

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

For the six months ended June 30, 2022 and period ended from May 5, 2021 to June 30, 2021, net cash used in operating activities was $21,603 and nil, respectively.

For the six months ended June 30, 2022 and period ended from May 5, 2021 to June 30, 2021, net cash used in investing activities was $115,000,000 and nil, respectively.

For the six months ended June 30, 2022 and period ended from May 5, 2021 to June 30, 2021, net cash provided by financing activities was $115,170,259 and $325,000, respectively.

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

On May 6, 2022, the Company received a Commitment Letter from our Sponsor. The Commitment Letter states that our Sponsor or its affiliated entities will provide additional capital as required to the Company in the range of $500,000 to $800,000 for the Company’s operations as needed through May 31, 2023. The Company has not requested or used any of the funds available as of July 22, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: August 8, 2022		/s/ Man Chak Leung
	Name:	Man Chak Leung
	Title:	Chief Executive Officer

Date: August 8, 2022		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Financial Officer