Form 10-Q
period 2022-09-30
Metal Sky Star Acquisition Corp
filed 2022-11-08
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 8, 2022, there were 14,705,000 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash in escrow	$188,402	$95,978
Prepaid insurance	79,366	-
Deferred offering cost	-	236,522
Marketable securities held in trust account	115,680,827	-

TOTAL ASSETS	$115,948,595	$332,500

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$79,628	$800
Accrued offering costs	-	31,550
Promissory note- related party	-	300,000
Deferred underwriting commissions	2,875,000	-
Total Current Liabilities	2,954,628	332,350

TOTAL LIABILITIES	2,954,628	332,350

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value	115,680,827	-

Shareholder’s Equity (Deficit):
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 2,875,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively, excluding 11,500,000 shares subject to possible redemption at September 30, 2022.	3,205	2,875
Additional paid-in capital	-	22,125
Accumulated deficit	(2,690,065)	(24,850)
Total Shareholder’s Equity (Deficit)	(2,686,860)	150

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S EQUITY (DEFICIT)	$115,948,595	$332,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period ended from May 5, 2021 (inception) to September 30, 2021
Formation and operational costs	$110,104	$3,900	$282,269	$15,650
Loss from operation costs	110,104	3,900	282,269	15,650

Other (income) expenses:
Interest income	519,917	-	680,827	-
Total other income	519,917	-	680,827	-

Income (loss) before income taxes	409,813	(3,900)	398,558	(15,650)

Net income (loss)	$409,813	$(3,900)	$398,558	$(15,650)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	11,500,000	-	7,540,293	-
Basic and diluted net loss per share	$0.04	$-	$0.79	$-

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	2,875,000	3,091,374	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(1.80)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Ordinary Shares		Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	2,875	22,125	(28,400)	(3,400)
Issuance of public shares at initial public offering	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ Discount	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Initial value of ordinary stock subject to possible redemption	(11,500,000)	(11,500)	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	-	(160,910)	(160,910)
Net loss	-	-	-	(7,705)	(7,705)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,579,961)	$(2,576,756)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	-	(519,917)	(519,917)
Net income	-	-	-	409,813	409,813
Balance at September 30, 2022	3,205,000	$3,205	$-	$(2,690,065)	$(2,686,860)

					Total
	Ordinary Shares		Paid-In	Accumulated	Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 5, 2021 (inception)	–	$–	$–	$-	$-
Issuance of Founder Share to Sponsor	1,437,501	1,438	23,562	-	25,000
Cancellation of Founder Share to Sponsor	(1)	(0)	0	-	-
Repurchase of Founder Share	(1,437,500)	(1,438)	(23,562)		(25,000)
Issuance of Founder Shares to Sponsor(1)	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	(11,750)	(11,750)
Balance at June 30, 2021	2,875,000	$2,875	$22,125	$(11,750)	$13,250
Net loss	-	-	-	(3,900)	(3,900)
Balance at September 30, 2021	2,875,000	$2,875	$22,125	$(15,650)	$9,350

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of these unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2022	For the period from May 5, 2021 (inception) to September 30, 2021
Cash flows from operating activities:
Net income (loss)	$398,558	$(15,650)
Adjustments to reconcile income (loss) to net cash
Used in operating activities:
Interest earned in trust account	(680,827)	–
Amortization	78,134	–
Net changes in operating assets & liabilities:
Deferred offering costs	236,522	(114,747)
Prepaid expenses	(157,500)	–
Accrued offering costs	(31,550)	26,450
Accrued expenses	78,828	-
Net cash used in operating activities	(77,835)	(103,947)

Cash flows from investing activities:
Investment of cash in Trust Account	(115,000,000)	–
Net cash used in investing activities	(115,000,000)	–

Cash flows from financing activities:
Borrowing to related party	-	300,000
Proceeds from issuance of Founder Shares to Sponsor	-	25,000
Proceeds from sale of private placement units	3,300,000
Proceeds from sale of Units	114,700,000	-
Payment of offering costs	(2,829,741)	-
Net cash provided by financing activities	115,170,259	325,000

Net increase in cash and cash equivalents	92,424	221,053
Cash and cash equivalents at beginning of period	95,978	–
Cash and cash equivalents at end of period	$188,402	$221,053

Supplemental disclosure of non-cash investing and financing Activities:
Deferred offering costs included in accrued offering cost	$-	$26,450
Defer underwriting compensation	$2,875,000	$-
Initial value of ordinary stock subject to possible redemption	$101,200,000	$-
Reclassification of offering costs related to public shares	$(5,020,172)	$-
Change in value of ordinary shares subject to redemption	$18,820,172	$-
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$680,827	$-

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the proposed initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. The amount of funds currently held in the trust account in excess of $115,000,000 will be transferred to the Company’s escrow cash account for use as its working capital. As of September 30, 2022 and December 31, 2021, the Company had $115,680,827 and nil held in the Wilmington Trust account respectively.

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

As of September 30, 2022 and December 31, 2021, the Company had $188,402 and $95,978 of cash held in escrow for use as working capital , which excludes $115,680,827 and nil of marketable securities held in trust account and the liability for deferred underwriting commissions of $2,875,000 and nil, respectively.

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

Going Concern and Management Liquidity Plan

As of September 30, 2022, the Company had $188,402 in cash and working capital of $188,140, which excludes $115,680,827 of marketable securities held in trust account and the liability for deferred underwriting commissions of $2,875,000.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022. The Company have cash held in escrow $188,402 and $95,978 as of September 30, 2022 and December 31, 2021 respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended September 30, 2022		For the three months ended September 30, 2021		For the nine months ended September 30, 2022		For the Period ended from May 5, 2021 (inception) to September 30, 2021
Basic and Diluted net income (loss) per share:	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Numerators:
Allocation of net losses	$(23,998)	$(86,106)	$(3,900)	$-	$(5,554,424)	$(13,548,017)	$(15,650)	$-
Accretion of temporary equity	-	-	-	-	-	18,820,172	-	-
Accretion of temporary equity - interest	-	519,917	-	-	-	680,827	-	-
Allocation of net income (loss)	$(23,998)	$433,811	$(3,900)	$-	$(5,554,424)	$5,952,982	$(15,650)	$-

Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	2,875,000	-	3,091,374	7,540,293	2,875,000	-
Basic and diluted net income (loss) per share	$(0.01)	$0.04	$(0.00)	$-	$(1.80)	$0.79	$(0.01)	$-

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Because there is a possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities will trade on Nasdaq following the date of this prospectus, we may become a “covered corporation”.

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

At September 30, 2022, the ordinary share reflect in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Plus:
Accretion of carrying value to redemption value	18,820,172
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned on trust account)	680,827
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$115,680,827

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the period from April 5, 2022 through June 30, 2022, the Company incurred $28,333 in fees for these services. For the three months ended as of September 30, 2022, the Company incurred $30,000 in fees for these services. For the nine months ended as of September 30, 2022, the Company incurred $58,333 in fees for these services.

Promissory Note — Related Party

On June 15, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). On December 15, 2021, Company amended the Promissory Note to extend the due date. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO. As of September 30, 2022, the principal amount due and owing under the Promissory Note was nil, which was paid off as of April 5, 2022. As of December 31, 2021, the principal amount due and owing under the Promissory Notes was $300,000.

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

In the beginning of February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

On August 16, 2022, IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Because there is a possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities will trade on Nasdaq following the date of this prospectus, we may become a “covered corporation”.

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0150%) of the gross proceeds of the IPO, or $2,000,000 (or up to $2,300,000 if the underwriters’ over-allotment is exercised in full). In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,500,000 (or up to $2,875,000 if the underwriters’ over- allotment is exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of September 30, 2022 and December 31, 2021, the Company have deferred underwriting commissions $2,875,000 and nil as current liabilities.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company enter into the agreement with monthly retainer of $5,000 starting form April 1, 2022. As of September 30, 2022, the Company incurred $30,000 in fees for these services.

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

At September 30, 2022, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$115,680,827	$-	$-

Assets December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$-	$-	$-

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to November 8, 2022, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the nine months ended September 30, 2022 and period ended form May 5, 2021 (inception) to September 30, 2021, we had a net income of $398,558 and net loss of $15,650, respectively, which consists of operating costs of $282,269 and $15,650, interest income of $680,827 and nil.

For the three months ended September 30, 2022 and 2021, we had a net income of $409,813 and net loss of $3,900, which consists of operating costs of $110,104 and $3,900, interest income of $519,917 and nil.

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

For the nine months ended September 30, 2022 and period ended from May 5, 2021 (inception) to September 30, 2021, net cash used in operating activities was $77,835 and $103,947, respectively.

For the nine months ended September 30, 2022 and period ended from May 5, 2021 (inception) to September 30, 2021, net cash used in investing activities was $115,000,000 and nil, respectively.

For the nine months ended September 30, 2022 and period ended from May 5, 2021 (inception) to September 30, 2021, net cash provided by financing activities was $115,170,259 and $325,000, respectively.

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

On May 6, 2022, the Company received a Commitment Letter from our Sponsor. The Commitment Letter states that our Sponsor or its affiliated entities will provide additional capital as required to the Company in the range of $500,000 to $800,000 for the Company’s operations as needed through May 31, 2023. The Company has not requested or used any of the funds available as of November 8, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: November 8, 2022		/s/ Man Chak Leung
	Name:	Man Chak Leung
	Title:	Chief Executive Officer

Date: November 8, 2022		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Financial Officer