Form 10-Q
period 2023-03-31
Metal Sky Star Acquisition Corp
filed 2023-05-10
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 9, 2023, there were 8,819,676 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash in escrow	$132,368	$178,652
Prepaid insurance	822	39,683
Marketable securities held in trust account	58,200,919	116,673,481

TOTAL ASSETS	$58,334,109	$116,891,816

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$289,136	$146,738
Promissory note- related party	793,551	-
Deferred underwriting commissions	2,875,000	2,875,000
Total Current Liabilities	3,957,687	3,021,738

TOTAL LIABILITIES	3,957,687	3,021,738

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,614,676 and 11,500,000 shares at redemption value at March 31, 2023 and December 31, 2022, respectively	58,200,919	116,673,481

Shareholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively, excluding 5,614,676 and 11,500,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively	3,205	3,205
Accumulated deficit	(3,827,702)	(2,806,608)
Total Shareholders’ Deficit	(3,824,497)	(2,803,403)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$58,334,109	$116,891,816

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Formation and operational costs	$263,418	$3,550
Loss from operation costs	263,418	3,550

Operating loss	(263,418)	(3,550)

Other income:
Interest earned on marketable securities held in trust account	636,054	-
Unrealized gained on marketable securities held in trust account	222,866	-
Total other income	858,920	-

Income (loss) before income taxes	595,502	(3,550)

Income tax (benefit) expense	-	-
Net income (loss)	$595,502	$(3,550)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	7,117,757	-
Basic and diluted net income per share	$0.13	$-

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares(1)	3,205,000	2,500,000
Basic and diluted net loss per share	$(0.10)	$(0.00)

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2023 and March 31, 2022

(Unaudited)

					Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(757,676)	(757,676)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(858,920)	(858,920)
Net income	-	-	-	595,502	595,502
Balance at March 31, 2023	3,205,000	$3,205	$-	$(3,827,702)	$(3,824,497)

					Total
	Ordinary shares		Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	$2,875	$22,125	$(28,400)	$(3,400)

The accompanying notes are an integral part of these unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$595,502	$(3,550)
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Interest earned on marketable securities held in trust account	(636,054)	-
Unrealized gain on marketable securities held in trust account	(222,866)	-
Amortization	38,861	-
Net changes in operating assets & liabilities:
Deferred offering costs	-	(120,993)
Accrued offering costs	-	82,693
Accrued expenses	142,398	-
Net cash used in operating activities	(82,159)	(41,850)

Cash flows from investing activities:
Investment of cash in trust account	(757,676)	-
Cash withdrawn from trust account to redeem public shares	60,089,158	-
Net cash provided by investing activities	59,331,482	-

Cash flows from financing activities:
Borrowings from related party	793,551	-
Redemption of public shares	(60,089,158)	-
Net cash used in financing activities	(59,295,607)	-

Net decrease in cash and cash equivalents	(46,284)	(41,850)
Cash and cash equivalents at beginning of period	178,652	95,978
Cash and cash equivalents at end of period	$132,368	$54,128

Supplemental disclosure of non-cash investing and financing Activities:
Deferred offering cost included in accrued offering costs	$-	$82,693
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	$1,616,596	$-

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

On April 5, 2022, the Company consummated the IPO of 11,500,000 units which includes an additional 1,500,000 units as a result of the underwriter’s fully exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. The amount of funds currently held in the trust account in excess of $115,000,000 will be transferred to the Company’s escrow cash account for use as its working capital. As of March 31, 2023, and December 31, 2022, the Company had $58,200,919 and $116,673,481 held in the Wilmington Trust account respectively.

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

As of March 31, 2023 and December 31, 2022, the Company had $132,368 and $178,652 of cash held in escrow for use as working capital, which excludes $58,200,919 and $116,673,481 of marketable securities held in trust account and the liability for deferred underwriting commissions of $2,875,000 and $2,875,000, respectively.

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

Going Concern and Management Liquidity Plan

As of March 31, 2023, the Company had $132,368 in cash and working capital deficit of $155,946, which excludes $58,200,919 of marketable securities held in trust account, liability for $793,551 of Promissory Note to Sponsor and the liability for deferred underwriting commissions of $2,875,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Codification (the “ASC”) issued by Financial Accounting Standards Board (the “FASB”) 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholders’ approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have cash held in escrow $132,368 and $178,652 as of March 31, 2023 and December 31, 2022 respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As per ASC Topic 230, “Statement of Cash Flows” (“ASC 230”), operating cash flows include interest and dividend income receipts related to investments in other reporting entities or deposits with financial institutions (i.e., returns on investment). Interest income earned on Investments held in Trust Account is fully reinvested into the Trust Account and therefore considered as an adjustment to reconcile net income/(loss) to net cash used in operating activities in the Statements of Cash Flows. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of a business combination.

At March 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the three months ended March 31, 2023, interest earned from the Trust account amounted to $858,920, which $636,054 was reinvested in the Trust Account. $222,866 was also recognized as unrealized gain on investments held in the Trust account during the three months ended March 31, 2023.

During the three months ended March 31, 2023, $60,089,158 was withdrawn from the Trust account for the redemption of 5,588,324 public shares.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
Basic and Diluted net income (loss) per share:	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Numerators:
Allocation of net losses	$(317,028)	$(704,066)	$(3,550)	$-
Accretion of temporary equity	-	757,676	-	-
Accretion of temporary equity – (interest earned and unrealized gain on trust account)	-	858,920	-	-
Allocation of net income (loss)	$(317,028)	$912,530	$(3,550)	$-

Denominators:
Weighted-average shares outstanding	3,205,000	7,117,757	2,500,000	-
Basic and diluted net income (loss) per share	$(0.10)	$0.13	$(0.00)	$-

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting FASB ASC 480, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants will be classified in shareholders’ equity.

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

At March 31, 2023, the ordinary share reflect in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(60,089,158)
Plus:
Accretion of carrying value to redemption value	19,577,848
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	2,532,401
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$58,200,919

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended as of March 31, 2023, the Company incurred $30,000 in fees for these services.

Sponsor Promissory Note— Related Party

On June 15, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On December 15, 2021, Company amended the promissory note to extend the due date. The promissory note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO. As of March 31, 2023, the principal amount due and owing under the promissory note was nil, which was paid off as of April 5, 2022.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. On January 4, 2023, the Company requested to draw the funds of $383,333 and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to February 5, 2023. The $383,333 extension fee represents approximately $0.033 per public share. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Starting on February 2023, the extension fee changed into $187,188 due to 5,885,324 public shares were redeemed.

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of March 31, 2023 and December 31, 2022, the Company have deferred underwriting commissions $2,875,000 as current liabilities.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. As of March 31, 2023, the Company incurred $15,000 in fees for these services.

NOTE 7. SHAREHOLDERS’ DEFICIT

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

Public Warrants

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

At March 31, 2023, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$58,200,919	$-	$-

Assets December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$116,673,481	$-	$-

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 9, 2023, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except the following:

Merger Agreement

On April 12, 2023, Metal Sky entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company (the “Future Dao”), and Future Dao League Limited, a Cayman Islands exempted company and wholly owned subsidiary of Future Dao (the “Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub will merge with and into Metal Sky (the “First Merger”), with Metal Sky surviving the First Merger as a wholly owned subsidiary of Future Dao, and (ii) Metal Sky will merge with and into Future Dao (the “Second Merger” and together with the First Merger, the “Mergers”), with Future Dao surviving the Second Merger (the “Second Business Combination”). Immediately prior to the First Effective Time, Future Dao will effect a recapitalization of its equity securities (the “Recapitalization”) including a share split of each outstanding Future Dao Ordinary Share into such number of Future Dao Ordinary Shares, calculated in accordance with the terms of the Merger Agreement, such that, based on a value of $350 million for all of the outstanding Future Dao Ordinary Shares, each Future Dao Ordinary Share will have a value of $10.00 per share after giving effect to such share split (the “Share Split”). The Business Combination has been unanimously approved by the boards of directors of both Metal Sky and Future Dao pursuant to a written resolution. The Business Combination is expected to close prior to the end of 2023.

Related Party Transactions

In April 2023, the Sponsor paid a total of $112,183 operating fees on behalf of the Company. The payment by the Sponsor was not considered as drawdown of the Promissory Note.

On May 4, 2023, the Company drew down $187,155 from the Promissory Note in purpose to pay the extension fee and transaction cost for May 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023 and March 31, 2022, we had a net income of $595,502 and net loss of $3,550, respectively, which consists of operating costs of $263,418 and $3,550, interest income of $858,920 and nil.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $3,827,702 and a working capital deficit of $155,946 as of March 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Until the consummation of the Business Combination, we will be using the funds not held in the Trust Account.

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

For the three months ended March 31, 2023 and 2022, net cash used in operating activities was $82,159 and $41,850 respectively.

For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $59,331,482 and nil, respectively.

For the three months ended March 31, 2023 and 2022, net cash provided by financing activities was $59,295,607 and $nil, respectively.

At March 31, 2023, we had investments held in the Trust Account of $58,200,919. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2023, we had cash of $132,368 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $2,875,000 with the underwriters’ over-allotment option exercised in full. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

In connection the shareholders’ meeting to vote for the proposal to amend the Company’s amended and restated memorandum and articles of association, the public shares are entitled to exercise the redemption right and 5,885,324 public shares tendered for redemption. As a result of the exercise of the redemption right, 5,614,676 public shares remain unredeemed. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $187,188 ($0.033 per public share) on or prior to the date of the applicable deadline, for each monthly extension starting from February 2023.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

No unregistered sales or issuances of equity occurred during the quarter ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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

METAL SKY STAR ACQUISITION CORPORATION

Date: May 9, 2023		/s/ Man Chak Leung
	Name:	Man Chak Leung
	Title:	Chief Executive Officer

Date: May 9, 2023		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Financial Officer