Form 10-Q
period 2023-06-30
Metal Sky Star Acquisition Corp
filed 2023-08-08
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 8, 2023, there were 8,819,676 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash in escrow	$1,164	$178,652
Prepaid expense	40,625	39,683
Marketable securities held in trust account	59,452,791	116,673,481

TOTAL ASSETS	$59,494,580	$116,891,816

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$290,734	$146,738
Due to related party	112,183	-
Promissory note - related party	1,373,812	-
Deferred underwriting commissions	2,875,000	2,875,000
Total Current Liabilities	4,651,729	3,021,738

TOTAL LIABILITIES	4,651,729	3,021,738

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,614,676 and 11,500,000 shares at redemption value at June 30, 2023 and December 31, 2022, respectively	59,452,791	116,673,481

Shareholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively, excluding 5,614,676 and 11,500,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively	3,205	3,205
Accumulated deficit	(4,613,145)	(2,806,608)
Total Shareholders’ Deficit	(4,609,940)	(2,803,403)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$59,494,580	$116,891,816

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Formation and operational costs	$223,977	$168,615	$487,395	$172,165
Loss from operation costs	223,977	168,615	487,395	172,165

Operating loss	(223,977)	(168,615)	(487,395)	(172,165)

Other income:
Interest earned on marketable securities held in trust account	448,804	77,587	1,307,724	77,587
Unrealized gained on marketable securities held in trust account	241,602	83,323	241,602	83,323
Total other income	690,406	160,910	1,549,326	160,910

Income (loss) before income taxes	466,429	(7,705)	1,061,931	(11,255)

Income tax (benefit) expense	-	-	-	-
Net income (loss)	$466,429	$(7,705)	$1,061,931	$(11,255)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	5,614,676	10,994,505	6,362,064	5,527,624
Basic and diluted net income per share	$0.13	$0.39	$0.26	$1.22

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	3,190,495	3,205,000	3,033,619
Basic and diluted net loss per share	$(0.09)	$(1.34)	$(0.19)	$(2.22)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

					Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(757,676)	(757,676)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(858,920)	(858,920)
Net income	-	-	-	595,502	595,502
Balance at March 31, 2023	3,205,000	$3,205	$-	$(3,827,702)	$(3,824,497)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(561,466)	(561,466)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(690,406)	(690,406)
Net income	-	-	-	466,429	466,429
Balance at June 30, 2023	3,205,000	$3,205	$-	$(4,613,145)	$(4,609,940)

					Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	$2,875	$22,125	$(28,400)	$(3,400)
Issuance of public shares at initial public offering	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ Discount	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Initial value of ordinary stock subject to possible redemption	(11,500,000)	(11,500)	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(160,910)	(160,910)
Net loss	-	-	-	(7,705)	(7,705)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,579,961)	$(2,576,756)

The accompanying notes are an integral part of these unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$1,061,931	$(11,255)
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Interest earned on marketable securities held in trust account	(1,307,724)	(77,587)
Unrealized gain on marketable securities held in trust account	(241,602)	(83,323)
Amortization	57,183	36,575
Net changes in operating assets & liabilities:
Deferred offering costs	-	236,522
Prepaid expenses	(58,125)	(150,000)
Accrued offering costs	-	(31,550)
Accrued expenses	143,996	59,015
Net cash used in operating activities	(344,341)	(21,603)

Cash flows from investing activities:
Investment of cash in trust account	(1,319,142)	(115,000,000)
Cash withdrawn from trust account to redeem public shares	60,089,158	-
Net cash provided by (used in) investing activities	58,770,016	(115,000,000)

Cash flows from financing activities:
Borrowings from related party	1,485,995	-
Proceeds from proceeds from sale of private placement units	-	3,300,000
Proceeds from Sale of Units	-	114,700,000
Payment of offering costs	-	(2,829,741)
Redemption of public shares	(60,089,158)	-
Net cash provided by (used in) financing activities	(58,603,163)	115,170,259

Net change in cash and cash equivalents	(177,488)	148,656
Cash and cash equivalents at beginning of period	178,652	95,978
Cash and cash equivalents at end of period	$1,164	$244,634

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting compensation	$-	$2,875,000
Initial ordinary shares subject to possible redemption	$-	$101,200,000
Reclassification of offering costs related to public shares	$-	$(5,020,172)
Change in value of ordinary shares subject to redemption	$-	$18,820,172
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$2,868,468	$160,910

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At June 30, 2023, the Company had not yet commenced any operations. All activities through June 30, 2023 relate to the Company’s formation and the initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company has up to 22 months from the closing of our initial public offering if we extend the period of time to consummate a business combination to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

On April 5, 2022, the Company consummated the IPO of 11,500,000 units which includes an additional 1,500,000 units as a result of the underwriter’s fully exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. On January 26, 2023, Extraordinary General Meeting of shareholders was held to approve the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 5, 2023 to February 5, 2024. In connection with the Extraordinary General Meeting, a total of 5,885,324 ordinary shares were presented for redemption in connection with the Extraordinary General Meeting. As of June 30, 2023, and December 31, 2022, the Company had $59,452,791 and $116,673,481 held in the Wilmington Trust account, respectively.

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

Simultaneously with the consummation of the IPO, the Company sold to its Sponsor 330,000 units at $10.00 per unit in a private placement, generating total gross proceeds of $3,300,000 which is described in Note 4.

Offering costs amounted to $5,704,741 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. Except for $25,000 of subscription of ordinary shares (as defined in Note 5), the Company received net proceeds of $115,682,250 from the IPO and the private placement.

As of June 30, 2023 and December 31, 2022, the Company had $1,164 and $178,652 of cash held in escrow for use as working capital, which excludes $59,452,791 and $116,673,481 of marketable securities held in trust account and the liability for deferred underwriting commissions of $2,875,000 and $2,875,000, respectively.

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

Going Concern and Management Liquidity Plan

As of June 30, 2023, the Company had $1,164 in cash and working capital deficit of $1,734,940, which excludes $59,452,791 of marketable securities held in trust account and the liability for deferred underwriting commissions of $2,875,000.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have cash held in escrow $1,164 and $178,652 as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

At June 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the three months ended June 30, 2023, interest earned from the Trust account amounted to $690,406, which $448,804 was reinvested in the Trust Account. $241,602 was also recognized as unrealized gain on investments held in the Trust account during the three months ended June 30, 2023.

During the six months ended June 30, 2023, interest earned from the Trust account amounted to $1,549,326, which $1,307,724 was reinvested in the Trust Account. $241,602 was also recognized as unrealized gain on investments held in the Trust account during the six months ended June 30, 2023.

During six months ended June 30, 2023, $60,089,158 was withdrawn from the Trust account for the redemption of 5,588,324 public shares.

During the three months ended June 30, 2022, interest earned from the Trust account amounted to $160,910, which $77,587 was reinvested in the Trust Account. $83,323 was also recognized as unrealized gain on investments held in the Trust account during the three months ended June 30, 2022.

During the six months ended June 30, 2022, interest earned from the Trust account amounted to $160,910, which $77,587 was reinvested in the Trust Account. $83,323 was also recognized as unrealized gain on investments held in the Trust account during the six months ended June 30, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(285,424)	$(500,019)	$(4,270,964)	$(14,717,823)	$(605,196)	$(1,201,341)	$(6,729,807)	$(12,262,530)
Accretion of temporary equity	-	561,466	-	18,820,172	-	1,319,142	-	18,820,172
Accretion of temporary equity – (interest earned and unrealized gain on trust account)	-	690,406	-	160,910	-	1,549,326	-	160,910
Allocation of net income (loss)	$(285,424)	$751,853	$(4,270,964)	$4,263,259	$(605,196)	$1,667,127	$(6,729,807)	$6,718,552

Denominators:
Weighted-average shares outstanding	3,205,000	5,614,676	3,190,495	10,994,505	3,205,000	6,362,064	3,033,619	5,527,624
Basic and diluted net income (loss) per share	$(0.09)	$0.13	$(1.34)	$0.39	$(0.19)	$0.26	$(2.22)	$1.22

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB ASC 480, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants will be classified in shareholders’ equity.

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

NOTE 3. INITIAL PUBLIC OFFERING

On April 5, 2022, the Company sold 11,500,000 Units (including the issuance of 1,500,000 Units as a result of the underwriter’s fully exercise of the over-allotment) at a price of $10.00 per Unit, generating gross proceeds of $115,000,000 related to the IPO. Each Unit consists of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an Initial Business Combination. Each one redeemable warrant entitles the holder thereof to purchase one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a Business Combination. No fractional shares issued upon separation of the Units, and only whole Warrants will trade.

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 Public Units to cover over-allotments. On April 5, 2022, the underwriter exercised the over-allotment option in full to purchase 1,500,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $15,000,000 (see Note 7).

At June 30, 2023, the ordinary share reflect in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(60,089,158)
Plus:
Accretion of carrying value to redemption value	20,139,314
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	3,222,807
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$59,452,791

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

For the three months ended as of June 30, 2023 and 2022, the Company incurred $30,000 and $28,333 in fees for these services, respectively.

For the six months ended as of June 30, 2023 and 2022, the Company incurred $60,000 and $28,333 in fees for these services, respectively.

Sponsor Promissory Note— Related Party

On June 15, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On December 15, 2021, Company amended the promissory note to extend the due date. The promissory note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO. As of June 30, 2023, the principal amount due and owing under the promissory note was nil, which was paid off as of April 5, 2022.

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. On January 4, 2023, the Company requested to draw the funds of $383,333 and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to February 5, 2023. The $383,333 extension fee represents approximately $0.033 per public share. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Starting on February 2023, the extension fee changed into $187,155 due to 5,885,324 public shares were redeemed.

On April 18, 2023, the Company amended and restated Promissory Note (the Amended Promissory Note”) in order to increase the available principal amount from $1,000,000 to $2,500,000. As of June 30, 2023 and December 31, 2022, the loan under the promissory notes were $1,373,812 and nil, respectively.

Due to Related Party

During the three months ended June 30, 2023, the Company has amounts due to the Sponsor of $112,183 for formation and operational costs paid by the Sponsor on behalf of the Company. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

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

Registration Rights

The holders of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one-half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over-allotment exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of June 30, 2023 and December 31, 2022, the Company had deferred underwriting commissions $2,875,000 and $2,875,000 as current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. For the three months ended as of June 30, 2023 and 2022, the Company incurred $15,000 in fees for these services, respectively. For the six months ended as of June 30, 2023 and 2022, the Company incurred $30,000 and $15,000 in fees for these services, respectively.

On April 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company and its subsidiary (the “Future Dao”). Due to these recapitalization and business combination activities, the Company incurred professional fees with amounts of approximately $123,000 and $159,000 for the three and six months ended June 30, 2023.

NOTE 7. SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At April 5, 2022, there were 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption. The Sponsor has agreed to forfeit 375,000 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriter. On April 5, 2022, the underwriter fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture.

Public Warrants

Each warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share commencing 30 days after the completion of its initial business combination and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30-day redemption period. If a registration statement is not effective within 60 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

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

Note 8. Fair Value Measurements

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

At June 30, 2023, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$59,452,791	$-	$-

Assets December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$116,673,481	$-	$-

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to August 8, 2023, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except the following:

Related Party Transactions

On July 4, 2023, the Company drew down $187,155 from the Promissory Note in purpose to pay the extension fee and transaction cost for July 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended June 30, 2023 and June 30, 2022, we had a net income of $1,061,931 and net loss of $11,255, respectively, which consists of operating costs of $487,395 and $172,165, interest income of $1,549,326 and $160,910.

For the three months ended June 30, 2023 and June 30, 2022, we had a net income of $466,429 and net loss of $7,705, respectively, which consists of operating costs of $223,977 and $168,615, interest income of $690,406 and $160,910.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $4,613,145 and a working capital deficit of $1,734,940 as of June 30, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

On April 5, 2022, we consummated the Initial Public Offering of 11,500,000 Units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 330,000 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $3,300,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $115,000,000 was placed in the Trust Account. We incurred $5,704,741 in transaction costs, including $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $529,741 of other offering costs.

For the six months ended June 30, 2023 and 2022, net cash used in operating activities was $344,341 and $21,603, respectively.

For the six months ended June 30, 2023 and 2022, net cash provided by investing activities was $58,770,016 and net cash used in investing activities is $115,000,000, respectively.

For the six months ended June 30, 2023 and 2022, net cash used in financing activities was $58,603,163 and net cash provided by financing activities was $115,170,259, respectively.

At June 30, 2023, we had investments held in the Trust Account of $59,452,791. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2023, we had cash of $1,164 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 3, 2023, the Company issued a Promissory Note in the principal amount of up to $1,000,000 to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. On January 4, 2023, the Company requested to draw the funds of $383,333 and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to February 5, 2023. The $383,333 extension fee represents approximately $0.033 per public share. The Promissory Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. On April 18, 2023, the Promissory Note was amended and restated with the principal amount up to $2,500,000. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection the shareholders’ meeting to vote for the proposal to amend the Company’s amended and restated memorandum and articles of association, the public shares are entitled to exercise the redemption right and 5,885,324 public shares tendered for redemption. As a result of the exercise of the redemption right, 5,614,676 public shares remain unredeemed. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $187,155 ($0.033 per public share) on or prior to the date of the applicable deadline, for each monthly extension starting from February 2023.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

No unregistered sales or issuances of equity occurred during the quarter ended June 30, 2023.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: August 8, 2023		/s/ Man Chak Leung
	Name:	Man Chak Leung
	Title:	Chief Executive Officer

Date: August 8, 2023		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Financial Officer