Form 10-Q
period 2023-09-30
Metal Sky Star Acquisition Corp
filed 2023-11-14
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 14, 2023, there were 6,407,416 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash in escrow	$1,164	$178,652
Prepaid expense	21,250	39,683
Marketable securities held in trust account	60,787,237	116,673,481

TOTAL ASSETS	$60,809,651	$116,891,816

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$303,492	$146,738
Due to related party	190,683	-
Promissory note - related party	1,935,248	-
Deferred underwriting commissions	2,875,000	2,875,000
Total Current Liabilities	5,304,423	3,021,738

TOTAL LIABILITIES	5,304,423	3,021,738

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,614,676 and 11,500,000 shares at redemption value at September 30, 2023 and December 31, 2022, respectively	60,787,237	116,673,481

Shareholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, excluding 5,614,676 and 11,500,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively	3,205	3,205
Accumulated deficit	(5,285,214)	(2,806,608)
Total Shareholders’ Deficit	(5,282,009)	(2,803,403)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$60,809,651	$116,891,816

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Formation and operational costs	$110,635	$110,104	$598,030	$282,269
Loss from operation costs	110,635	110,104	598,030	282,269

Operating loss	(110,635)	(110,104)	(598,030)	(282,269)

Other income:
Interest earned on marketable securities held in trust account	516,036	298,932	2,065,362	459,842
Unrealized gained on marketable securities held in trust account	256,975	220,985	256,975	220,985
Total other income	773,011	519,917	2,322,337	680,827

Income before income taxes	662,376	409,813	1,724,307	398,558

Income tax (benefit) expense	-	-	-	-
Net income	$662,376	$409,813	$1,724,307	$398,558

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	5,614,676	11,500,000	6,110,197	7,540,293
Basic and diluted net income per share	$0.16	$0.04	$0.42	$0.79

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	3,205,000	3,205,000	3,091,374
Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.27)	$(1.80)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

					Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(757,676)	(757,676)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(858,920)	(858,920)
Net income	-	-	-	595,502	595,502
Balance at March 31, 2023	3,205,000	$3,205	$-	$(3,827,702)	$(3,824,497)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(561,466)	(561,466)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(690,406)	(690,406)
Net income	-	-	-	466,429	466,429
Balance at June 30, 2023	3,205,000	$3,205	$-	$(4,613,145)	$(4,609,940)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)				(773,011)	(773,011)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(561,434)	(561,434)
Net income	-	-	-	662,376	662,376
Balance at September 30, 2023	3,205,000	$3,205	$-	$(5,285,214)	$(5,282,009)

					Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	$2,875	$22,125	$(28,400)	$(3,400)
Issuance of public shares at initial public offering	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ Discount	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Initial value of ordinary stock subject to possible redemption	(11,500,000)	(11,500)	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(160,910)	(160,910)
Net loss	-	-	-	(7,705)	(7,705)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,579,961)	$(2,576,756)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	-	(519,917)	(519,917)
Net income	-	-	-	409,813	409,813
Balance at September 30, 2022	3,205,000	$3,205	$-	$(2,690,065)	$(2,686,860)

The accompanying notes are an integral part of these unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended September 30, 2023	For the Nine months ended September 30, 2022
Cash flows from operating activities:
Net income	$1,724,307	$398,558
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(2,065,362)	(459,842)
Unrealized gain on marketable securities held in trust account	(256,975)	(220,985)
Amortization	76,558	78,134
Net changes in operating assets & liabilities:
Deferred offering costs	-	236,522
Prepaid expenses	(58,125)	(157,500)
Accrued offering costs	-	(31,550)
Accrued expenses	156,754	78,828
Net cash used in operating activities	(422,843)	(77,835)

Cash flows from investing activities:
Investment of cash in trust account	(1,880,576)	(115,000,000)
Cash withdrawn from trust account to redeem public shares	60,089,158	-
Net cash provided by (used in) investing activities	58,208,582	(115,000,000)

Cash flows from financing activities:
Borrowings from related party	2,125,931	-
Proceeds from sale of private placement units	-	3,300,000
Proceeds from Sale of Units	-	114,700,000
Payment of offering costs	-	(2,829,741)
Redemption of public shares	(60,089,158)	-
Net cash provided by (used in) financing activities	(57,963,227)	115,170,259

Net change in cash and cash equivalents	(177,488)	92,424
Cash and cash equivalents at beginning of period	178,652	95,978
Cash and cash equivalents at end of period	$1,164	$188,402

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting compensation	$-	$2,875,000
Initial ordinary shares subject to possible redemption	$-	$101,200,000
Reclassification of offering costs related to public shares	$-	$(5,020,172)
Change in value of ordinary shares subject to redemption	$-	$18,820,172
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$4,202,913	$680,827

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). On September 30, 2023, the Company had not yet commenced any operations. All activities through September 30, 2023 relate to the Company’s formation and the initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company has up to 22 months from the closing of our initial public offering if we extend the period of time to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

On April 5, 2022, the Company consummated the IPO of 11,500,000 units which includes an additional 1,500,000 units as a result of the underwriter’s fully exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

On October 30, 2023 during the Extraordinary General Meeting, the shareholders approved an amendment to the company’s Amended and Restated Memorandum and Articles of Association to extend the date up to six (6) months which the company must consummate a business combination to August 5, 2024. As of September 30, 2023, the Company have approximately 10 months to consummate a business combination if fully extend the period of time as the Amended and Restated Memorandum and Articles of Association.

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. On January 26, 2023, an Extraordinary General Meeting of shareholders was held to approve the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 5, 2023 to February 5, 2024. In connection with the Extraordinary General Meeting, a total of 5,885,324 ordinary shares were presented for redemption in connection with the Extraordinary General Meeting. As of September 30, 2023, and December 31, 2022, the Company had $60,787,237 and $116,673,481 held in the Wilmington Trust account, respectively.

On October 30, 2023, an Extraordinary General Meeting of shareholders was held to approve the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from February 5, 2024 to August 5, 2024. To effectuate each monthly extension, the Sponsor and/or its will deposit the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share into the Trust Account. In connection with the Extraordinary General Meeting, a total of 2,412,260 ordinary shares were presented for redemption in connection with the Extraordinary General Meeting.

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

Termination of Merger Agreement

On October 6, 2023, the parties to the Merger Agreement entered into a Termination of Agreement and Plan of Merger (the “Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the Merger Agreement, pursuant to Section 10.01 (a) of the Merger Agreement, effective as of October 6, 2023 (the “Termination”).

As a result of the Termination, the Merger Agreement will be of no further force and effect except as provided in Section 10.02 of the Merger Agreement, and the Transaction Agreements (as defined in the Merger Agreement) will either be terminated in accordance with their terms or be of no further force and effect. Neither party will be required to pay the other any fees or expenses as a result of the Termination. Metal Sky, Future Dao and Merger Sub have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the transactions contemplated under the Merger Agreement.

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

As of September 30, 2023, the Company had $1,164 in cash and a working capital deficit of $2,407,009, which excludes $60,787,237 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

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

Going Concern and Management Liquidity Plan

As of September 30, 2023, the Company had $1,164 in cash and a working capital deficit of $2,407,009, which excludes $60,787,237 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

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

On October 30, 2023 during the Extraordinary General Meeting, the shareholders approved an amendment to the company’s Amended and Restated Memorandum and Articles of Association to extend the date up to six (6) months which the company must consummate a business combination to August 5, 2024. As of September 30, 2023, the Company have approximately 10 months to consummate a business combination if fully extend the period of time as the Amended and Restated Memorandum and Articles of Association.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have cash held in escrow $1,164 and $178,652 as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

At September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the three months ended September 30, 2023, interest earned from the Trust account amounted to $773,011, which $516,036 was reinvested in the Trust Account. $256,975 was also recognized as unrealized gain on investments held in the Trust account during the three months ended September 30, 2023.

During the nine months ended September 30, 2023, interest earned from the Trust account amounted to $2,322,337, which $2,065,362 was reinvested in the Trust Account. $256,975 was also recognized as unrealized gain on investments held in the Trust account during the nine months ended September 30, 2023.

During nine months ended September 30, 2023, $60,089,158 was withdrawn from the Trust account for the redemption of 5,885,324 public shares.

During the three months ended September 30, 2022, interest earned from the Trust account amounted to $519,917, which $298,932 was reinvested in the Trust Account. $220,985 was also recognized as unrealized gain on investments held in the Trust account during the three months ended September 30, 2022.

During the nine months ended September 30, 2022, interest earned from the Trust account amounted to $680,827, which $459,842 was reinvested in the Trust Account. $220,985 was also recognized as unrealized gain on investments held in the Trust account during the nine months ended September 30, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
Basic and Diluted net income (loss) per share:	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Numerators:
Allocation of net loss	$(244,236)	$(427,865)	$(23,998)	$(86,106)	$(852,793)	$(1,625,813)	$(5,554,424)	$(13,548,017)
Accretion of temporary equity	-	561,466	-	-	-	1,880,576	-	18,820,172
Accretion of temporary equity – (interest earned and unrealized gain on trust account)	-	773,011	-	519,917	-	2,322,337	-	680,827
Allocation of net income (loss)	$(244,236)	$906,612	$(23,998)	$433,811	$(852,793)	$2,577,100	$(5,554,424)	$5,952,982

Denominators:
Weighted-average shares outstanding	3,205,000	5,614,676	3,205,000	11,500,000	3,205,000	6,110,197	3,091,374	7,540,293
Basic and diluted net income (loss) per share	$(0.08)	$0.16	$(0.01)	$0.04	$(0.27)	$0.42	$(1.80)	$0.79

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

At September 30, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(60,089,158)
Plus:
Accretion of carrying value to redemption value	20,700,749
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	3,995,818
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$60,787,237

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

For the three months ended as of September 30, 2023 and 2022, the Company incurred $30,000 and $30,000 in fees for these services, respectively.

For the nine months ended as of September 30, 2023 and 2022, the Company incurred $90,000 and $58,333 in fees for these services, respectively.

Sponsor Promissory Note— Related Party

On June 15, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On December 15, 2021, Company amended the promissory note to extend the due date. The promissory note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO. As of September 30, 2023, the principal amount due and owing under the promissory note was nil, which was paid off as of April 5, 2022.

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

On April 18, 2023, the Company amended and restated Promissory Note (the Amended Promissory Note”) in order to increase the available principal amount from $1,000,000 to $2,500,000. As of September 30, 2023 and December 31, 2022, the loans under the promissory notes were $1,935,248 and nil, respectively.

Due to Related Party

During the nine months ended September 30, 2023, the Company has amounts due to the Sponsor of $190,683 for formation and operational costs paid by the Sponsor on behalf of the Company. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one-half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over-allotment exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of September 30, 2023 and December 31, 2022, the Company had deferred underwriting commissions $2,875,000 and $2,875,000 as current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. For the three months ended as of September 30, 2023 and 2022, the Company incurred $15,000 and $15,000 in fees for these services, respectively. For the nine months ended as of September 30, 2023 and 2022, the Company incurred $45,000 and $30,000 in fees for these services, respectively.

On April 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company and its subsidiary (the “Future Dao”). Due to these recapitalization and business combination activities, the Company incurred professional fees with amounts of approximately $3,500 and $163,000 for the three and nine months ended September 30, 2023. The reason of less professional fees incurred for the three months ended September 30, 2023 was the Merger Agreement had terminated. For further details reference to Note 1 Termination of Merger Agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. On April 5, 2022, there were 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption. The Sponsor has agreed to forfeit 375,000 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriter. On April 5, 2022, the underwriter fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture.

Public Warrants

Each warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share commencing 30 days after the completion of its initial business combination and expiring five years after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30-day redemption period. If a registration statement is not effective within 60 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

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

On September 30, 2023, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis on September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$60,787,237	$-	$-

Assets December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$116,673,481	$-	$-

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to November 14, 2023, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except the following:

Termination of Merger Agreement

On October 6, 2023, the parties to the Merger Agreement entered into a Termination of Agreement and Plan of Merger (the “Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the Merger Agreement, pursuant to Section 10.01 (a) of the Merger Agreement, effective as of October 6, 2023 (the “Termination”).

As a result of the Termination, the Merger Agreement will be of no further force and effect except as provided in Section 10.02 of the Merger Agreement, and the Transaction Agreements (as defined in the Merger Agreement) will either be terminated in accordance with their terms or be of no further force and effect. Neither party will be required to pay the other any fees or expenses as a result of the Termination. Metal Sky, Future Dao and Merger Sub have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the transactions contemplated under the Merger Agreement.

Amended Articles of Association

On October 30, 2023, Metal Sky Star Acquisition Corporation (the “Company” or “Metal Sky Star”) held its Extraordinary General Meeting (the “Extraordinary General Meeting”) at which the Company’s shareholders approved proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination to August 5, 2024 and to reduce the amount of the fee to extend such time period (the “Charter Amendment Proposal”) and (ii) amend the Investment Management Trust Agreement dated March 30, 2022 among the Company, Wilmington Trust, National Association (the “Trustee”) and Vstock Transfer LLC (“Vstock”) to reflect the Charter Amendment Proposal.

Following the Extraordinary General Meeting, effective as of October 31, 2023, the Company, the Trustee and Vstock entered into an amendment to the Investment Management Trust Agreement (the “Amendment Agreement”) to change the date on which the Company’s ability to complete a business combination may be extended by up to six (6) additional increments of one-month each until August 5, 2024, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining Ordinary Share held by a Public Stockholder (the “Monthly Extension Payment”), and which Monthly Extension Payments, if any, shall be added to the Trust Account.

Public Shares Redemption

In connection with the shareholders meeting to vote for the proposal to amend the Company’s amended and restated memorandum and articles of association, the public shares are entitled to exercise the redemption right and 2,412,260 public shares tendered for redemption. As a result of the exercise of the redemption right, 3,202,416 public shares remain unredeemed.

Related Party Transactions

On October 9, 2023, the Company drew down $187,155 from the Promissory Note in purpose to pay the extension fee and transaction cost for October 2023.

On November 6, 2023, the Company drew down $50,000 from the Promissory Note in purpose to pay the extension fee and transaction cost for November 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 5, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

On September 28, 2023, the Board of Directors of the Company (the “Board”) appointed Wenxi He to serve as the Chief Executive Officer and director of the Company.

On September 28, 2023, the Board approved Man Chak Leung’s resignation letter to resign as the Chief Executive Officer and director of the Company.

Ms. He, age 44, serves as the Chief Financial Officer of the Company. She also serves as Chief Investment Officer at Still Waters Green Technology Limited, an asset management company based in London, specializing in the development and management of renewable energy and power generation assets, since February 2019. Ms. He has over 15 years of experience in the investment banking industry. Prior to joining Still Waters Green Technology Limited, she served as the Managing Director and Global Head of Commodity Exchange Traded Products at Bank of America Merrill Lynch in London. She was responsible for initiating and executing strategic solutions and issuance, trading physical and synthetic commodity products, and managing portfolio assets in energy, metals and agriculture, with a wide variety of commodity, currency and interest-rate risk. Prior to that, Ms. He traded and structured commodity derivative products at Citigroup, fixed income security products with a focus on structured credit and rates at UBS and RBC Capital Markets. Ms. He holds master’s degrees in both Mathematical Finance and Engineering from University of Toronto, and a bachelor’s degree in Engineering from Tongji University.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the nine months ended September 30, 2023 and September 30, 2022, we had a net income of $1,724,307 and net income of $398,558, respectively, which consists of operating costs of $598,030 and $282,269, interest income of $2,322,337 and $680,827.

For the three months ended September 30, 2023 and September 30, 2022, we had a net income of $662,376 and a net loss of $409,813, respectively, which consists of operating costs of $110,635 and $110,104, interest income of $773,011 and $519,917.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $5,285,214 and a working capital deficit of $2,407,009 as of September 30, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

For the nine months ended September 30, 2023 and 2022, net cash used in operating activities was $422,843 and $77,835, respectively.

For the nine months ended September 30, 2023 and 2022, net cash provided by investing activities was $58,208,582 and net cash used in investing activities was $115,000,000, respectively.

For the nine months ended September 30, 2023 and 2022, net cash used in financing activities was $57,963,227 and net cash provided by financing activities was $115,170,259, respectively.

On September 30, 2023, we had investments held in the Trust Account of $60,787,237. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On September 30, 2023, we had cash of $1,164 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We believe we will need to raise additional funds in order to meet the expenditure required for operating our business. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In connection with the shareholders’ meeting to vote for the proposal to amend the Company’s amended and restated memorandum and articles of association, the public shares are entitled to exercise the redemption right and 5,885,324 public shares tendered for redemption. As a result of the exercise of the redemption right, 5,614,676 public shares remain unredeemed. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $187,155 ($0.033 per public share) on or prior to the date of the applicable deadline, for each monthly extension starting from February 2023.

On October 30, 2023, Metal Sky Star Acquisition Corporation (the “Company” or “Metal Sky Star”) held its Extraordinary General Meeting (the “Extraordinary General Meeting”) at which the Company’s shareholders approved proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination to August 5, 2024 and to reduce the amount of the fee to extend such time period (the “Charter Amendment Proposal”) and (ii) amend the Investment Management Trust Agreement dated March 30, 2022 among the Company, Wilmington Trust, National Association (the “Trustee”) and Vstock Transfer LLC (“Vstock”) to reflect the Charter Amendment Proposal.

Following the Extraordinary General Meeting, effective as of October 31, 2023, the Company, the Trustee and Vstock entered into an amendment to the Investment Management Trust Agreement (the “Amendment Agreement”) to change the date on which the Company’s ability to complete a business combination may be extended by up to six (6) additional increments of one-month each until August 5, 2024, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining Ordinary Share held by a Public Stockholder (the “Monthly Extension Payment”), and which Monthly Extension Payments, if any, shall be added to the Trust Account.

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

On October 6, 2023, the parties to the Merger Agreement entered into a Termination of Agreement and Plan of Merger (the “Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the Merger Agreement, pursuant to Section 10.01 (a) of the Merger Agreement, effective as of October 6, 2023 (the “Termination”).

As a result of the Termination, the Merger Agreement will be of no further force and effect except as provided in Section 10.02 of the Merger Agreement, and the Transaction Agreements (as defined in the Merger Agreement) will either be terminated in accordance with their terms or be of no further force and effect. Neither party will be required to pay the other any fees or expenses as a result of the Termination. Metal Sky, Future Dao and Merger Sub have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the transactions contemplated under the Merger Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered sales or issuances of equity occurred during the quarter ended September 30, 2023.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: November 14, 2023		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)