Form 10-Q/A
period 2022-06-30
Metal Sky Star Acquisition Corp
filed 2024-07-29
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of July 21, 2022 and July 26, 2024, there were 14,705,000 and 6,407,416 ordinary shares, respectively, with par value $0.001, issued and outstanding.

EXPLANATION NOTE

Metal Sky Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarter Report on Form 10-Q/A (the “Amendment”) to amend its Quarter Report on Form 10-Q for the quarter ended June 30, 2022 (the “Q2 2022 Form 10-Q”), as filed with the Securities and Exchange Commission on August 8, 2022, to (i) restate its financial statements as of and for the quarter ended June 30, 2022, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the trust accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of June 30, 2022. This incorrect classification resulted in an overstatement of current assets by $115,160,910, an understatement of non-current assets by $115,160,910, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000 as of June 30, 2022.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of April 5, 2022 filed within the Current Report on Form 8-K dated April 11, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q2 2022 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I. Item 1. Financial Statements;

Part I. Item 4. Controls and Procedures;

Part II. Item 1A. Risk Factors to add an additional risk factors to describe risks relating to the material weaknesses in the Company’s internal control over financial reporting that were identified subsequent to the date of the Q2 2022 Form 10-Q;

Part II, Item 6. Exhibits.

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as described above, no other information included in the Original Financial Statements is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2022 (As Restated)	December 31, 2021

ASSETS
Current assets:
Cash in escrow	$244,634	$95,978
Prepaid insurance	113,425	-
Deferred offering cost	-	236,522
Total current assets	358,059	332,500
Noncurrent assets:
Marketable securities held in trust account	115,160,910	-
Total noncurrent assets	115,160,910	-
TOTAL ASSETS	$115,518,969	$332,500

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$59,815	$800
Accrued offering costs	-	31,550
Promissory note- related party	-	300,000
Total current liabilities	59,815	332,350
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	-
Total noncurrent liabilities:	2,875,000	-
Total liabilities	2,934,815	332,350

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.01 per share	115,160,910	-

Shareholder’s (Deficit) Equity:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 2,875,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively, excluding 11,500,000 shares subject to possible redemption at June 30, 2022.	3,205	2,875
Additional paid-in capital	-	22,125
Accumulated deficit	(2,579,961)	(24,850)

Total Shareholder’s (Deficit) Equity	(2,576,756)	150

TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY	$115,518,969	$332,500

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period ended from May 5, 2021 (inception) to June 30, 2021

Formation and operational costs	$168,615	$172,165	$11,750
Loss from operation costs	168,615	172,165	11,750

Other income:
Interest income	160,910	160,910	-
Total other income	160,910	160,910	-

Loss before income taxes	(7,705)	(11,255)	(11,750)

Net Loss	$(7,705)	$(11,255)	$(11,750)

Basic and diluted weighted average shares outstanding - ordinary shares subject to possible redemption	10,994,505	5,527,624	-
Basic and diluted net income per share	0.39	$1.22	$-

Basic and diluted weighted average shares outstanding - ordinary shares not subject to possible redemption	3,190,495	3,033,619	2,875,000
Basic and diluted net loss per share	(1.34)	$(2.22)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY

(Unaudited)

For the period from January 1, 2022 to June 30, 2022

					Total
	Common Stock		Additional Paid In	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2022	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	2,875	22,125	(28,400)	(3,400)
Issuance of public shares at initial public offering	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ Discount	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Initial value of ordinary stock subject to possible redemption	(11,500,000)	(11,500)	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	-	(160,910)	(160,910)
Net loss	-	-	-	(7,705)	(7,705)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,579,961)	$(2,576,756)

For the period from May 5, 2021 (inception) to June 30, 2021

					Total
	Common Stock		Additional Paid In	Accumulated	Stockholder’s (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance at May 5, 2021 (inception)	–	$–	$–	$-	$-
Issuance of Founder Share to Sponsor	1,437,501	1,438	23,562	-	25,000
Cancellation of Founder Share to Sponsor	(1)	(0)	0	-	-
Repurchase of Founder Share	(1,437,500)	(1,438)	(23,562)		(25,000)
Issuance of Founder Shares to Sponsor(1)	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	(11,750)	(11,750)
Balance at June 30, 2021	2,875,000	2,875	22,125	(11,750)	13,250

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of these unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2022	For the period from May 5, 2021 to June 30, 2021

Cash flows from operating activities:
Net loss	$(11,255)	$(11,750)
Adjustments to reconcile net loss to net cash used in operating activities:
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

METAL SKY STAR ACQUISITION CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (AS RESTATED)

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

Restatement on Previously Issued Financial Statements

In connection with the preparation of the 10-K for the year ended December 31, 2023, management of the Company identified that cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions were improperly classified as current assets and current liabilities instead of noncurrent assets and noncurrent liabilities, respectively. In accordance with FASB ASC Topic 210 Balance Sheet, the fund held in the Trust Account should not be classified as current assets as it will be used for other than current operation purposes, and deferred offering commissions should not be classified as current liabilities as it will be settled out of the funds held in the Trust Account, the misclassification resulted in an overstatement of current assets and current liabilities, and an understatement of non-current assets and non-current liabilities as of April 5, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, respectively.

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheets as of June 30, 2022:

As of June 30, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$115,160,910	$(115,160,910)	$-
Total current assets	115,518,969	(115,160,910)	358,059
Noncurrent assets:
Marketable securities held in Trust Account	-	115,160,910	115,160,910
Total noncurrent assets	-	115,160,910	115,160,910
Total assets	115,518,969	-	115,518,969

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	2,934,815	(2,875,000)	59,815
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	2,934,815	-	2,934,815

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

Deferred Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that directly related to the IPO. As of April 5, 2022, offering costs amounted to $5,704,741 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares, public rights and public warrants based on the estimated fair values of public shares and public rights at the date of issuance.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES (AS RESTATED)

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0150%) of the gross proceeds of the IPO, or $2,000,000 (or up to $2,300,000 if the underwriters’ over-allotment is exercised in full). In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,500,000 (or up to $2,875,000 if the underwriters’ over- allotment is exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of June 30, 2022 and December 31, 2021, the Company have deferred underwriting commissions $2,875,000 and nil as noncurrent liabilities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over the time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, other than as discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has identified material weaknesses in its internal control over financial reporting. Failure to remediate, improve and maintain the quality of internal control over financial reporting could result in material misstatements in the Company’s financial statements and could materially and adversely affect the Company’s ability to provide timely and accurate financial information about the Company, which could harm the Company’s reputation and share price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, the Company’s management is required to report on, and the Company’s independent registered public accounting firm is required to attest to, the effectiveness of the Company’s internal control over financial reporting. The rules governing the standards that must be met for management to assess the Company’s internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, the Company’s management performs activities that include reviewing, documenting and testing the Company’s internal control over financial reporting. In addition, if the Company fails to maintain the adequacy of its internal control over financial reporting, the Company’s management will not be able to conclude on an ongoing basis that the Company maintains effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

In connection with the preparation of the financial statements for the year ended December 31, 2023, management, with the assistance of its independent registered public accounting firm, identified deficiencies in the Company’s internal control over financial reporting. Management then concluded, with the oversight of the Company’s Audit Committee, that such deficiencies represent material weaknesses in the Company’s internal control over financial reporting even though these material weaknesses did not result in any material errors or any restatement of the Company’s previously reported financial results. For further discussion of these material weaknesses, see “Item 4, Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management cannot be certain that other deficiencies or material weaknesses will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future.

Management and the Company’s Audit Committee are committed to achieving and maintaining a strong internal control environment and are currently evaluating remediation efforts that will be designed and implemented to enhance the Company’s control environment. The identified material weaknesses in internal control and procedures will only be considered remediated when the relevant controls have operated effectively for a sufficient period of time for management to conclude that they have been remediated.

The Company believes that it will be successful in remediating the material weaknesses identified by management, although there can be no assurances in this regard. In addition, in the future, the Company may be unable to identify and remediate additional control deficiencies, including material weaknesses. If not successfully remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in, or restatements of, the Company’s financial statements, could cause the Company to fail to meet its reporting obligations and/or could cause investors to lose confidence in the Company’s reported financial information, which could adversely affect the trading price of the Company’s common stock and harm the Company’s reputation. In addition, such failures could result in violations of applicable securities laws, an inability to meet Nasdaq listing requirements, a default in covenants under the Company’s credit facilities, and/or exposure to lawsuits, investigations or other legal proceedings.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: July 26, 2024		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Executive Officer

Date: July 26, 2024		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Financial Officer

