Form 10-Q/A
period 2022-09-30
Metal Sky Star Acquisition Corp
filed 2024-07-29
CIK 1882464

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 8, 2022 and July 26, 2024, there were 14,705,000 and 6,407,416 ordinary shares, respectively, with par value $0.001, issued and outstanding.

EXPLANATION NOTE

Metal Sky Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarter Report on Form 10-Q/A (the “Amendment”) to amend its Quarter Report on Form 10-Q for the quarter ended September 30, 2022 (the “Q3 2022 Form 10-Q”), as filed with the Securities and Exchange Commission on November 8, 2022, to (i) restate its financial statements as of and for the quarter ended September 30, 2022, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of September 30, 2022. This incorrect classification resulted in an overstatement of current assets by $115,680,827, an understatement of non-current assets by $115,680,827, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000 as of September 30, 2022.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of April 5, 2022 filed within the Current Report on Form 8-K dated April 11, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q3 2022 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I. Item 1. Financial Statements;

Part I. Item 4. Controls and Procedures;

Part II. Item 1A. Risk Factors to add an additional risk factor to describe risks relating to the material weaknesses in the Company’s internal control over financial reporting that were identified subsequent to the date of the Q3 2022 Form 10-Q;

Part II, Item 6. Exhibits

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

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2022 (As Restated)	December 31, 2021

ASSETS
Current assets:
Cash in escrow	$188,402	$95,978
Prepaid insurance	79,366	-
Deferred offering cost	-	236,522
Total current assets	267,768	332,500
Noncurrent assets:
Marketable securities held in trust account	115,680,827	-
Total noncurrent assets	115,680,827	-
TOTAL ASSETS	$115,948,595	$332,500

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$79,628	$800
Accrued offering costs	-	31,550
Promissory note- related party	-	300,000
Total current liabilities	79,628	332,350
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	-
Total noncurrent liabilities	2,875,000	-
Total liabilities	2,954,628	332,350

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value $10.06 per value at September 30, 2022	115,680,827	-

Shareholder’s (Deficit) Equity:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 2,875,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively, excluding 11,500,000 shares subject to possible redemption at September 30, 2022.	3,205	2,875
Additional paid-in capital	-	22,125
Accumulated deficit	(2,690,065)	(24,850)
Total Shareholder’s (Deficit) Equity	(2,686,860)	150

TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY	$115,948,595	$332,500

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period ended from May 5, 2021 (inception) to September 30, 2021
Formation and operational costs	$110,104	$3,900	$282,269	$15,650
Loss from operation costs	110,104	3,900	282,269	15,650

Other (income) expenses:
Interest income	519,917	-	680,827	-
Total other income	519,917	-	680,827	-

Income (loss) before income taxes	409,813	(3,900)	398,558	(15,650)

Net income (loss)	$409,813	$(3,900)	$398,558	$(15,650)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	11,500,000	-	7,540,293	-
Basic and diluted net income per share	$0.04	$-	$0.79	$-

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	2,875,000	3,091,374	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(1.80)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY

(Unaudited)

For the period from January 1, 2022 to September 30, 2022

	Ordinary Shares		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	2,875	22,125	(28,400)	(3,400)
Issuance of public shares at initial public offering	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ Discount	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Initial value of ordinary stock subject to possible redemption	(11,500,000)	(11,500)	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	-	(160,910)	(160,910)
Net loss	-	-	-	(7,705)	(7,705)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,579,961)	$(2,576,756)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	-	(519,917)	(519,917)
Net income	-	-	-	409,813	409,813
Balance at September 30, 2022	3,205,000	$3,205	$-	$(2,690,065)	$(2,686,860)

For the period from May 5, 2021 (inception) to September 30, 2021

	Ordinary Shares		Additional Paid In	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 5, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Founder Share to Sponsor	1,437,501	1,438	23,562	-	25,000
Cancellation of Founder Share to Sponsor	(1)	(0)	0	-	-
Repurchase of Founder Share	(1,437,500)	(1,438)	(23,562)		(25,000)
Issuance of Founder Shares to Sponsor(1)	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	(11,750)	(11,750)
Balance at June 30, 2021	2,875,000	$2,875	$22,125	$(11,750)	$13,250
Net loss	-	-	-	(3,900)	(3,900)
Balance at September 30, 2021	2,875,000	$2,875	$22,125	$(15,650)	$9,350

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of these unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2022	For the period from May 5, 2021 (inception) to September 30, 2021
Cash flows from operating activities:
Net income (loss)	$398,558	$(15,650)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in trust account	(680,827)	-
Amortization	78,134	-
Net changes in operating assets & liabilities:
Deferred offering costs	236,522	(114,747)
Prepaid expenses	(157,500)	-
Accrued offering costs	(31,550)	26,450
Accrued expenses	78,828	-
Net cash used in operating activities	(77,835)	(103,947)

Cash flows from investing activities:
Investment of cash in Trust Account	(115,000,000)	-
Net cash used in investing activities	(115,000,000)	-

Cash flows from financing activities:
Borrowing to related party	-	300,000
Proceeds from issuance of Founder Shares to Sponsor	-	25,000
Proceeds from sale of private placement units	3,300,000
Proceeds from sale of Units	114,700,000	-
Payment of offering costs	(2,829,741)	-
Net cash provided by financing activities	115,170,259	325,000

Net increase in cash and cash equivalents	92,424	221,053
Cash and cash equivalents at beginning of period	95,978	-
Cash and cash equivalents at end of period	$188,402	$221,053

Supplemental disclosure of non-cash investing and financing Activities:
Deferred offering costs included in accrued offering cost	$-	$26,450
Defer underwriting compensation	$2,875,000	$-
Initial value of ordinary stock subject to possible redemption	$101,200,000	$-
Reclassification of offering costs related to public shares	$(5,020,172)	$-
Change in value of ordinary shares subject to redemption	$18,820,172	$-
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$680,827	$-

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

As of September 30, 2022 and December 31, 2021, the Company had $188,402 and $95,978 of cash held in escrow for use as working capital, which excludes $115,680,827 and nil of marketable securities held in trust account and the liability for deferred underwriting commissions of $2,875,000 and nil, respectively.

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

As of September 30, 2022, the Company had $188,402 in cash and working capital of $188,140.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheets as of September 30, 2022:

As of September 30, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$115,680,827	$(115,680,827)	$-
Total current assets	115,948,595	(115,680,827)	267,768
Noncurrent assets:
Marketable securities held in Trust Account	-	115,680,827	115,680,827
Total noncurrent assets	-	115,680,827	115,680,827
Total assets	115,948,595	-	115,948,595

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	2,954,628	(2,875,000)	79,628
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	2,954,628	-	2,954,628

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

