Form 10-K/A
period 2022-12-31
Metal Sky Star Acquisition Corp
filed 2024-07-29
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On July 26, 2024, there were 6,407,416 ordinary shares outstanding of the registrant.

On March 30, 2023 there were 8,819,676 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

EXPLANATION NOTE

Metal Sky Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2023, to (i) restate its financial statements as of and for the year ended December 31, 2022, which should no longer be relied on and being restated herein; (ii) describe the restatement and its impact on previously reported amounts; and (iii) respond to the comments issued by the Securities and Exchange Commission (the “SEC”).

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of December 31, 2022. This incorrect classification resulted in an overstatement of current assets by $116,673,481, an understatement of non-current assets by $116,673,481, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000 as of December 31, 2022.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of April 5, 2022 filed within the Current Report on Form 8-K dated April 11, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the 2022 Form 10-K with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I. Item 1. Business;

Part I. Item 1A. Risk Factors to add an additional risk factors to describe risks relating to the material weaknesses in the Company’s internal control over financial reporting that were identified subsequent to the date of the 2022 Form 10-K;

Part II. Item 5. Market for the Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities;

Part II, Item 8. Financial Statements and Supplementary Data;

Part II, Item 9A. Controls and Procedures;

Part IV, Item 15. Exhibits and Financial Statement Schedules.

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-K/A as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

We have not amended our previously filed Current Report on Form 8-K filed on April 11, 2022 for the period affected for the errors noted above. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amended Annual Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

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

At December 31, 2022, the Company had working capital of $71,597.

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

Acquisition Strategy and Management Business Combination Experience

Our efforts in identifying prospective target businesses will not be limited to a particular geographic region. At the annual general meeting of the Company, which was held on December 20, 2023, the shareholders approved the amendment to the Company’s amended and restated memorandum and articles of association, which allows the Company to undertake an initial business combination with an entity or business, with a physical presence, operation, or other significant ties to China or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based target, on the other side. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

Legal and Operational Risks Associated with being based in China

PRC laws and regulations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations or the combined company’s principal operations in China, significant depreciation of the value of our or the combined company’s securities, or a complete hindrance of our or the combined company’s ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect us or our potential business combination with a PRC operating business and the business, financial condition, and results of operations of the combined company. The PRC government also recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on us or the PRC target company’s daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. For example, according to the New Measures for Cybersecurity Review (the “New Measures”) effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. We currently face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence our or the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could result in a material change in our operations, including our search for a target business, and make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of our securities or those of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder our ability or the ability of the combined company to offer or continue to offer securities to investors. For a detailed description of risks associated with acquiring a company that does business in China, see “Risk Factors — Risks Associated with Acquiring and Operating a Business with its Primary Operation in China”.

If we consummate our initial business combination with a PRC target company, we may operate in the PRC primarily through our PRC subsidiaries. We may also adopt a series of contractual arrangements with the VIEs in the PRC, in which case (i) the VIEs will be PRC-based operations companies and our PRC subsidiaries will be shell companies and (ii) investors in our securities will not and may never directly own equity interest in the VIEs but will instead hold equity interest in a holding company of our PRC subsidiaries. Under the VIE arrangement, the dividends or other distributions to be paid by our PRC subsidiaries to their overseas holding company will depend on such PRC subsidiaries’ entitlement to substantially all of the economic benefits of the VIEs, which are typically in the form of services fees or license fees payable by the VIEs to our PRC subsidiaries under various VIE agreements. Such contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE and we may be adversely affected if we experience difficulties in settling the amounts owed to our PRC subsidiaries by the VIEs. All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. However, the legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. As at the date of this prospectus, there are very few precedents and little official guidance as to how contractual arrangements should be interpreted or enforced under PRC law. The contractual arrangements have not been tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration or court decisions should legal action become necessary.

Currently, we are a single entity and do not make any internal cash transfers. However, if our organizational structure expands, or if we acquire a PRC target company which does not require a VIE structure, we may transfer funds to the PRC target company through an increase in the registered capital of or a shareholder loan to the PRC target company. The PRC target company may in turn make distributions or pay dividends to us. If we acquire a PRC target company which requires a VIE structure, the post-combination entity may rely on payments made from the VIE to a wholly foreign-owned enterprise (the “WFOE”) and subsequently the WFOE distributes funds to the post-combination entity as dividends, and cash to the PRC target company could be transferred through our organization in the manner as follows: (i) the holding company may transfer funds to WFOE, via additional capital contributions or shareholder loans, as the case may be; and (ii) the WFOE may provide loans to the PRC target company, subject to statutory limits and restrictions. If our organizational structure expands, or if we acquire a company based in China, to the extent that we or the combined company in the future seeks to fund the business through distributions, dividends, or transfers of funds among and between the holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the PRC Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payments to parties outside of China, and any transfer of funds among the PRC subsidiaries is subject to regulations on private lending and must be permitted thereunder. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its stockholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. The dividends and distributions from a PRC subsidiary will be subject to regulations and restrictions on dividends and payments to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

Regardless of whether we have a VIE structure or direct ownership structure post-business combination, we may depend on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements. As at the date of this prospectus, we have not made any dividends or distributions to our shareholders or any U.S. investors and we have not made any cash transfers as we are a blank check company with no subsidiary. Due to (i) the risks of doing business in the PRC, and(ii) our sponsor and its affiliate(s) as well as certain of our current executive officers and directors are located in or have significant ties to PRC, we may be a less attractive partner to non-PRC based target companies as compared to a non-PRC based special purpose acquisition company (the “SPAC”) which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC based and which may therefore make it more likely for us to consummate a business combination with a target company located in the PRC. To date, we have not pursued an initial business combination and there have not been any capital contribution or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions. For a detailed description of risks associated with acquiring a company that does business in China, see “Risk Factors — Risks Associated with Acquiring and Operating a Business with its Primary Operation in China”.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

We believe we are not required to obtain permissions or approvals from any PRC government authorities, including the CSRC or the Cyberspace Administration of China (“CAC”), or any other government entity, for our IPO and listing on Nasdaq. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or any other PRC governmental authorities. However, if we do not maintain applicable permissions or approvals, if we inadvertently concluded that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, and we are denied permission and/or approvals, the relevant PRC government agencies could subject us to a stringent approval process from the relevant government entities in connection with this offering, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC target company. We may also be subject to registration with the CSRC in the future for our IPO and listing on Nasdaq pursuant to the Trial Measures. It is uncertain when and whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If we do not maintain applicable permissions or approvals, if we inadvertently concluded that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, including pursuant to the Trial Measures, and we are denied permission and/or approvals from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect the interest of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after this offering. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

For a detailed description of risks associated with the cash transfers, see “Legal and Operational Risks Associated with being based in China” on page 8.

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”), the United States Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. In accordance with the HFCAA, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On December 23, 2022, the Accelerating Holding Foreign Companies Accountable Act, or the AHFCAA, was enacted, which amended the HFCAA by reducing the aforementioned inspection period from three to two consecutive years, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement.

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations (“2021 Determinations”). Our auditor, UHY LLP, is headquartered in the U.S. and have been inspected by the PCAOB on a regular basis, and are subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditors are not included in the list of determinations announced by the PCAOB on December 21, 2021 in their HFCAA Determination Report under PCAOB Rule 6100.

On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. The PCAOB vacated its previous 2021 Determinations accordingly. On December 29, 2022, the Consolidated Appropriations Act, 2023 (the “CAA”) was signed into law by President Biden. The CAA contained, among other things, an identical provision to the AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

If, in the future, the PCAOB is unable to continue to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong, the failure to comply with the requirement under the HFCAA and the AHFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two consecutive years, would subject us to consequences in the future if the PCAOB is unable to inspect our or post-combination company’s accounting firm (whether UHY LLP or another firm) at such future time.

Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China

Several of our officers and directors live outside the United States: Ms. Wenxi He lives in the United Kingdom, Mr.  Zhuo Wang lives in Singapore, Mr. Zining Jiang lives in China, Mr. Xinghua Fanlives in China and Mr. Konstantin A. Sokolov lives in Malta.

As set forth herein, we are a holding company with no operations of our own, our efforts in identifying a prospective target business will not be limited to a particular country. Because of such ties to China or Hong Kong, we may be subjected to the laws, rules and regulations of the PRC. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in the PRC.

●

As a Cayman Islands holding company with no operations of our own, we conduct our operations through our principal executive office in the U.S., and our sponsor and a majority of our executive officers and/or directors are located in or have significant ties to the PRC and/or Hong Kong. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless. Further details on this risk are discussed more fully beginning on page 15.

●	The PRC government may intervene or influence our search for a target at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in the our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless. Further details on this risk are discussed more fully beginning on page 15.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections. Further details on this risk are discussed more fully beginning on page 16.

●

Due to our significant ties to the PRC and/or Hong Kong, we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based SPAC, which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based and which may therefore limit the pool of our acquisition candidates. Further details on this risk are discussed more fully beginning on page 17.

●

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights to the extent we would in the United States. Further details on this risk are discussed more fully beginning on page 17.

●	There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protection available to you and us. Further details on this risk are discussed more fully beginning on page 18.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be abrupt with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

●	The approval of the China Securities Regulatory Commission is not required in connection with this offering, however, if required, we cannot predict whether we will be able to obtain such approval. Further details on this risk are discussed more fully beginning on page 19.

●	The approval of the China Securities Regulatory Commission is not required in connection with our IPO and listing on Nasdaq, however, if required, we cannot predict whether we will be able to obtain such approval. The PRC governmental authorities may take the view, now or in the future, that approval from them is required for an overseas offering by us or operations by us if we are a company affiliated with Chinese businesses or persons or may take that view that approval is required for a business combination with a China-based company. Further details on this risk are discussed more fully beginning on page 19.

●

Our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities. Further details on this risk are discussed more fully beginning on page 20.

●	As a result of merger and acquisition regulations implemented on September 8, 2006 (amended on June 22, 2009) relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction. Further details on this risk are discussed more fully beginning on page 23.

●

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective. Further details on this risk are discussed more fully beginning on page 23.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations. Further details on this risk are discussed more fully beginning on page 23.

●

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination. Further details on this risk are discussed more fully beginning on page 24.

●	U.S. laws and regulations, including the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China or Hong Kong. Further details on this risk are discussed more fully beginning on page 24.

●

There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protections available to you and us. Further details on this risk are discussed more fully beginning on page 25.

Enforceability of Civil Liabilities

We are a company incorporated under the laws of the Cayman Islands and administered from outside the United States, and a majority of our assets are located within the United States.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the Cayman Islands courts would:

●	recognize or enforce against us judgments of U.S. courts based on certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

There is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. We have been further advised that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment:

(a)	is given by a foreign court of competent jurisdiction;

(b)	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

(c)	is final;

(d)	is not in respect of taxes, a fine or a penalty;

(e)	was not obtained by fraud; and

(f)	is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

Subject to the above limitations, in appropriate circumstances, a Cayman Islands court may give effect in the Cayman Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

Hong Kong

A judgment of a court in the United States predicated upon U.S. federal or state securities laws may be enforced in Hong Kong at common law by bringing an action in a Hong Kong court on that judgment for the amount due thereunder, and then seeking summary judgment on the strength of the foreign judgment, provided that the foreign judgment, among other things, is (1) for a debt or a definite sum of money (not being taxes or similar charges to a foreign government taxing authority or a fine or other penalty) and (2) final and conclusive on the merits of the claim, but not otherwise. Such a judgment may not, in any event, be so enforced in Hong Kong if (a) it was obtained by fraud; (b) the proceedings in which the judgment was obtained were opposed to natural justice; (c) its enforcement or recognition would be contrary to the public policy of Hong Kong; (d) the court of the United States was not jurisdictionally competent; or (e) the judgment was in conflict with a prior Hong Kong judgment.

Hong Kong has no arrangement for the reciprocal enforcement of judgments with the United States. As a result, there is uncertainty as to the enforceability in Hong Kong, in original actions or in actions for enforcement, of judgments of United States courts of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State or territory within the United States.

People’s Republic of China

There is uncertainty as to whether the courts of China would (1) recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or (2) be competent to hear original actions brought in each respective jurisdiction, against us or such persons predicated upon the securities laws of the United States or any state thereof.

The recognition and enforcement of foreign judgments are mainly provided for under the Chinese Civil Procedure Law. Chinese courts may recognize and enforce foreign judgments in accordance with the requirements of the Chinese Civil Procedure Law and other applicable laws and regulations based either on treaties between China and the country where the judgment is made or in reciprocity between jurisdictions. Accordingly, there is uncertainty whether China courts will recognize or enforce judgments of United States or Cayman Islands Courts because China does not have any treaties or other agreements with the Cayman Islands or the United States that provide for the reciprocal recognition and enforcement of foreign judgments as of the date of this prospectus. Further, under Chinese Civil Procedure Law, Chinese courts will not enforce a foreign judgment against us or our officers and directors if the court decides that such judgment violates the basic principles of PRC law or national sovereignty, security or social public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States or in the Cayman Islands.

Under the PRC Civil Procedure Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. However, it will be difficult for U.S. shareholders to originate actions against us in the PRC in accordance with PRC laws because we are incorporated under the laws of the Cayman Islands and it will be difficult for U.S. shareholders, by virtue only of holding our ordinary shares, to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedure Law.

In addition, our directors and officers are nationals or residents of the United States, the United Kingdom and the PRC and most or a substantial portion of their assets are located in the aforementioned locations. Several of our officers and directors live outside the United States: Ms. Wenxi He lives in the United Kingdom, Mr.  Zhuo Wang lives in Singapore, Mr. Zining Jiang lives in China, Mr. Xinghua Fanlives in China and Mr. Konstantin A. Sokolov lives in Malta.

As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court to enforce a foreign judgment for which you will be required to engage a local counsel to facilitate or prepare the application, together with its various supporting documents. You will then be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, it may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken against the management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States-incorporated company.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations outside of the U.S.:

As a Cayman Islands holding company with no operations of our own, we conduct our operations through our principal executive office in the U.S., and our sponsor and a majority of our executive officers and/or directors are located in or have significant ties to the PRC and/or Hong Kong. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

If our target company is a PRC company, or PRC Target Company, we are subjected to certain legal and operational risks, including, without limitation, regulatory review of overseas listing of PRC companies. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard, or if our PRC Target Company fails to comply with their rules and regulations, it will likely result in a material change in our financial performance and our results of operations and/or the value of our ordinary shares post business combination, which could cause the value of such securities to significantly decline or become worthless; and could significantly limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. PRC laws and regulations governing our PRC Target Company’s current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in the PRC Target Company’s operations, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using entity variable interest entity, or VIE, structure, adopting new measures to extend the scope of data security and cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. These actions and statements have impacted or may impact our ability to identify and complete a business combination with a PRC Target Company, the operation of the post-combined company, and its ability to accept foreign investments or to list on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or implemented, if any, and the potential impact such modified or new laws and regulations will have on the PRC Target Company’s daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange.

If we consummate our initial business combination with a PRC Target Company or a company located in Hong Kong, we may operate in the PRC primarily through our PRC subsidiaries. If we acquire a PRC Target Company, we may transfer funds to the PRC Target Company through an increase in the registered capital of, or a shareholder loan to, the PRC Target Company. The PRC Target Company may in turn make distributions or pay dividends to us. If we adopt a direct ownership structure post-business combination for a PRC Target Company, we may depend on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements. As at the date of this annual report, we have not made any dividends or distributions to our shareholders or any U.S. investors and we have not made any cash transfers as we are a blank check company with no subsidiary.

The PRC government may intervene or influence our search for a target at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in the our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless.

Recent statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC has recently proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China based internet giants. Pursuant to the Measures for Cybersecurity Review, which were promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users’ individual information are subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least one million users and are not involved in cybersecurity.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. was not subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. In addition, if we were to attempt to complete a business combination with a company that was subject to CAC or CSRC regulations, the CAC or CSRC could not provide approval for the transaction and prevent us from completing a business combination, which would result in our expending significant costs without being able to complete a business combination.

Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

The Holding Foreign Companies Accountable Act (“HFCAA”) was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares or other securities from being traded on a national securities exchange or in the over the counter trading market in the U.S. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021, which found that because of a position taken by authorities in the PRC, the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong, a Special Administrative Region of the PRC. On December 23, 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, UHY LLP, a public registered public accounting firm headquartered in Manhattan, New York, is an independent registered public accounting firm registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess UHY LLP’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

The HFCAA and AHFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favorable target business due to these laws.

Due to our significant ties to the PRC and/or Hong Kong, we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based SPAC, which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based and which may therefore limit the pool of our acquisition candidates.

Due to the legal and regulatory risks associated with being based in China or Hong Kong and our sponsor as well as a majority of our executive officers and directors having significant ties to the PRC and Hong Kong, this may make us a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based special purpose acquisition companies, which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based and which may therefore limit the pool of our acquisition candidates and make it more likely for us to consummate a business combination with a target company located in the PRC or Hong Kong.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights to the extent we would in the United States.

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

Currently, all of our executive officers and directors are located outside of the United States and are nationals or residents of jurisdictions other than the United States save except for Mr. Zhuo Wang, our independent director, and all or a substantial portion of his assets are located outside of the United States. Ms. Wenxi He, our Chief Executive Officer, Chief Financial Officer, chairlady of the board of directors and director, is currently located in the United Kingdom. Mr. Zinging Jiang, our independent director, is currently located in China. Mr. Xinghua Fan, our independent director, is currently located in China. As at the date of this annual report, our sponsor, M-Star Management Corporation is located in British Virgin Islands.

As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court for the application for which you will be required to engage a local counsel to facilitate or prepare the application alongside the various supporting documentations for the application. After which, you will be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, it may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken against the management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S.-incorporated company.

There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protection available to you and us.

Our sponsor and the majority of our executive officers and directors are located in or have significant ties to the PRC and/or Hong Kong, and we may seek to acquire a company that is based in China or Hong Kong in an initial business combination. The uncertainties in the interpretation and enforcement of PRC laws, rules and regulations would apply to us if we were to acquire a company that is based in China or Hong Kong post-business combination. Because of such ties to China or Hong Kong, we may be governed by PRC laws and regulations. PRC companies and variable interests entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be abrupt with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

We conduct most of our operations and our post-combination entity may conduct most of its operations and generate most of its revenue in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our or our post- combination entity’s business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our post-combination entity’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our post- combination entity’s ability to operate its business.

Any actions by the PRC government to exert more oversight and control over offerings (including businesses whose primary operations are in Hong Kong) that are conducted overseas and/or foreign investments in PRC-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

The approval of the China Securities Regulatory Commission is not required in connection with our IPO and listing on Nasdaq, however, if required, we cannot predict whether we will be able to obtain such approval. The PRC governmental authorities may take the view, now or in the future, that approval from them is required for an overseas offering by us or operations by us if we are a company affiliated with Chinese businesses or persons or may take that view that approval is required for a business combination with a China-based company.

The Provisions on Merger and Acquisition of Domestic Enterprises by Foreign Investors (2009 Amendments) (the “M&A Rules”) promulgated by the PRC include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in company with operations in the PRC obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by special purpose vehicles seeking the CSRC’s approval of overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules and the CSRC approval requirement to offshore special purpose vehicles.

Moreover, except for emphasizing the need to strengthen regulations and administrative actions aimed at preventing illegal securities activities, and strengthen the supervision of overseas listings by Chinese companies, the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021, also provide that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which will take effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secrets Protection and the National Archives Administration jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Provisions, which will take effective from March 31, 2023. The Confidentiality and Archives Provisions specify that during the overseas securities offering and listing activities of domestic companies, domestic companies and securities companies and securities service institutions providing certain securities-related services shall, by strictly abiding by the relevant laws and regulations of the PRC and the Confidentiality and Archives Provisions, institute sound confidentiality and archives administration systems, take necessary measures to fulfill confidentiality and archives administration obligations, and shall not divulge any national secrets, work secrets of governmental agencies or harm national and public interests. The Confidentiality and Archives Provisions provide that they are applicable to initial public offerings as well as other types of securities listing of PRC domestic enterprises, including de-SPAC transactions, and any future issuance of securities and listing activities after the initial listing.

Based on our understanding of the current PRC laws and regulations, we are not required to obtain any prior permission under the M&A Regulations, the Opinions, or the Trial Measures from any PRC governmental authorities (including the CSRC) for our IPO and listing on Nasdaq, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this prospectus are subject to the M&A Rules; and (b) we are a blank check company incorporated in the Cayman Islands and currently we do not own or control any equity interest in any PRC company or operate any business in China. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or any other PRC governmental authorities. However, there remains some uncertainty and no assurance as to how the M&A Rules, the Opinions, or the Trial Measures, will be interpreted or implemented by the relevant PRC governmental authorities, including the CSRC, or that the CSRC or any other PRC governmental authorities will not promulgate new rules or adopt new interpretation of existing rules that would require us to obtain CSRC or other PRC governmental approvals for this offering or, in the context of an overseas offering or if we decide to consummate the business combination with a China-based company.

Furthermore, according to the Measures for Cybersecurity Review, which were promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users’ individual information are subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least one million users and are not involved in cybersecurity, we do not believe that we are a “network platform operator,” or subject to the cybersecurity review of the CAC.

Further, we have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including this offering, and a potential business combination with a target business based in and primarily operating in China. As of the date of this prospectus, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or any other Hong Kong or PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. The relevant Hong Kong or PRC government agencies could reach a different conclusion, and, if it is determined in the future that the approval of the CSRC, CAC or any other regulatory authority is required for this offering, we or our post-business combination company may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. This could occur in the event we do not receive or maintain any required governmental permissions or approvals; if we inadvertently conclude that such permissions or approvals are not required; or, if applicable laws, regulations or interpretations change, and we are required to obtain such permissions or approvals in the future. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability or our PRC subsidiary’s ability to pay dividends outside of China, post business combination; limit our PRC subsidiary’s post business combination in China; delay or restrict the repatriation of the proceeds from this offering into China; or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, including but not limited, to revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation ofany portion of all of the acquired business, and any of the foregoing can adversely affect the trading price of our securities pre- and post-business combination.

Our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

For instance, various regulatory bodies in China, including the Cybersecurity Administration Committee, or CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government implemented Cybersecurity Review Measures, which came into effect on June 1, 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which affects or may affect national security. On November 14, 2021, the Cyberspace Administration of China has publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulates that data processor that undertakes data processing activities using Internet networks within China shall apply for the cybersecurity review if it conducts data processing activities that will or may have an impact on the national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor that will or may impact the national security seeks to be listed in Hong Kong. As of the date of this prospectus, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the Cyberspace Administration of China, jointly with 12 departments under the State Council, implemented the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this prospectus, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. As a result, it will not affect our process of searching for a business combination target until further certainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. However, if we or the combined company following a business combination are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we or the combined company following a business combination could be subject to cybersecurity review, and if so, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures and any such approval could be rescinded and we may not be able to pass such review in relation to this offering, searching for a business combination target, or a business combination. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress, or SCNPC, implemented the PRC Data Security Law, which will take effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which shall come into force as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas- listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the CAC. As these opinions and the draft measurers were recently issued, official guidance and interpretation of these two remain unclear in several respects at this time.

These rules could result in us not being able to acquire a potential target in the PRC, or our using time and working capital to pursue a transaction that cannot be completed because of the actions of regulators.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we or the combined company following a business combination will comply with such regulations in all respects and we or the combined company following a business combination may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We or the combined company following a business combination may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

The PRC government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in the our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless.

Statements by the Chinese government in 2021 have indicated an intent to exert more oversight and control over offerings that are conducted overseas by and/or foreign investments in, China-based issuers. The PRC proposed new rules in 2021 that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China-based internet giants. On November 14, 2021, the CAC publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulates that any data processor that undertakes data processing activities using Internet networks within China must apply for the cybersecurity review if it conducts data processing activities that will or may have an impact on national security. The review is mandatory if the data processor controls more than one million users’ personal information and intends to be listed in a foreign country, or if the data processor that will or may impact the national security seeks to be listed in Hong Kong. As of the date of this prospectus, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services and data processors carrying out data processing activities that affect or may affect national security must conduct a cybersecurity review. An operator, including operators of critical information infrastructure and data processors, who controls more than one million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

We currently do not have any PRC subsidiaries or operations in China. However, because of our ties to China, we may pursue a business combination with a China-based company. Therefore, it is uncertain whether such China-based company will be involved in the collection of user data, implicate national security, or involve any other type of restricted industry. Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the United States is not subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

As a result of merger and acquisition regulations implemented on September 8, 2006 (amended on June 22, 2009) relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the PRC Ministry of Commerce, together with several other government agencies, implemented the Regulations on Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “M&A Regulations”), including its amendment on June 22, 2009), which implemented a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the M&A Regulations have largely centralized and expanded the approval process to the Ministry of Commerce, the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction, these M&A Regulations will require the Chinese parties to make a series of applications and supplemental applications to one or more of the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to the Ministry of Commerce and some of the other agencies within as hort period after closing or be subject to an unwinding of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

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

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China or Hong Kong.

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

There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protections available to you and us.

Our sponsor and some of your officers and directors being located in China or Hong Kong, and we may seek to acquire a company that is based in China or Hong Kong in an initial business combination. The uncertainties in the interpretation and enforcement of PRC laws, rules and regulations would apply to us if we were to acquire a company that is based in China or Hong Kong, regardless of whether we have a direct ownership structure post-business combination. Because of such ties to China or Hong Kong, we may be governed by PRC laws and regulations. PRC companies and variable interest entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from the public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

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

For the year ended December 31, 2022, net cash generated from the IPO and private placement units and held outside of the trust was available for operating activities was $178,652. At December 31, 2022, the Company had working capital of $71,597.

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

Item 8. Financial Statements and Supplementary Data (As Restated)

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
M-Star Management Corporation(2)	3,205,000	36.34%
Man Chak Leung(2)	3,205,000	36.34%
Wenxi He(4)	-	-
Konstantin A. Sokolov(4)	-	-
Zhuo Wang(4)	-	-
Zining Jiang(4)	-	-
Xinghua Fan(4)	-	-
All directors and officers as a group (6 individuals)	3,205,000	36.34%

5% or greater beneficial owners
Atlas Diversified Master Fund, Ltd.(5)	700,000	6.09%
Saba Capital Management, L.P.(6)	645,000	4.4%
Mizuho Financial Group Inc.(7)	1,027,250	7%
Balyasny Asset Management L.P.(8)	700,000	4.76%
Shaolin Capital Management LLC(9)	644,346	5.62%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 132 West 31st Street, 9th Floor, New York, NY 10001.
(2)	Represents 2,875,000 founder ordinary shares and 330,000 private placement ordinary shares held by M-Star Management Corporation, our sponsor. Mr. Man Chak Leung, our Chief Executive Officer, is the sole director of our sponsor, have voting and dispositive power of the ordinary shares. The address for our sponsor is Craigmuir Chambers, PO Box 71, Road Town, Tortola, VG 1110 British Virgin Islands.
(3)	Based upon 8,819,676 ordinary shares outstanding. Includes the 330,000 private placement units (and the component parts) purchased by our sponsor simultaneously with the consummation of our initial public offering.
(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.
(5)	Based on information contained in a Schedule 13G filed on April 11, 2022.
(6)	Based on information contained in the Schedule 13G/A file on February 14, 2023 by Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC, the reporting person has shared power to vote 645,000 shares and shared power to dispose 645,000 shares.
(7)	Based on information contained in the Schedule 13G filed on February 14, 2023.
(8)	Based on information contained in the Schedule 13G/A filed on February 14, 2023.
(9)	Based on information contained in the Schedule 13G filed on February 14, 2023.

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

(1)	The Financial statements listed on the Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Metal Sky Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Metal Sky Star Acquisition Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, shareholder’s deficit, and cash flows for the year ended December 31, 2022, and for the period from May 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from May 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter- Restatement

As discussed in Note 1 to the financial statements, the accompanying balance sheet as of December 31, 2022 has been restated to correct misstatements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

New York, New York

March 30, 2023, except for Note 1 and Note 6 as to which the date is July 26, 2024.

Metal Sky Star Acquisition Corporation
Balance Sheets

	As of December 31, 2022 (As Restated)	As of December 31, 2021
Assets
Current assets:
Cash in escrow	$178,652	$95,978
Prepaid expense	39,683	-
Deferred offering costs	-	236,522
Total current assets	218,335	332,500
Noncurrent assets
Marketable securities held in trust account	116,673,481	-
Total noncurrent assets	116,673,481	-

Total assets	$116,891,816	$332,500

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accrued expenses	$146,738	$800
Accrued offering costs	-	31,550
Promissory note – related party	-	300,000
Total current liabilities	146,738	332,350
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	-
Total noncurrent liabilities	2,875,000	-

Total liabilities	3,021,738	332,350

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value $10.15 per share at December 31, 2022	116,673,481	-

Shareholders’ (deficit) equity:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 2,875,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively, excluding 11,500,000 shares subject to possible redemption at December 31, 2022	3,205	2,875
Additional paid-in capital	-	22,125
Accumulated deficit	(2,806,608)	(24,850)
Total shareholders’ (deficit) equity	(2,803,403)	150
Total liabilities and shareholders’ (deficit) equity	$116,891,816	$332,500

The accompanying notes are an integral part of the financial statements.

Metal Sky Star Acquisition Corporation
Statements of Operations

	For the year ended December 31, 2022	For the period from May 5, 2021 (inception) to December 31, 2021
Formation and operational costs	$398,812	$24,850
Loss from operation costs	398,812	24,850

Operating loss	(398,812)	(24,850)

Other income:
Interest earned on marketable securities held in Trust Account	1,295,815	-
Unrealized gained on marketable securities held in Trust Account	377,666	-
Total other income	1,673,481	-

Income (loss) before income taxes	1,274,669	(24,850)

Income tax expense	-	-
Net income (loss)	$1,274,669	$(24,850)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	8,538,356	-
Basic and diluted net income per ordinary share subject to redemption	$0.75	$-

Basic and diluted weighted average shares outstanding – non-redeemable ordinary shares (1)	3,120,014	2,500,000
Basic and diluted net loss per non-redeemable ordinary share	$(1.65)	$(0.01)

(1)	Excludes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of the financial statements.

Metal Sky Star Acquisition Corporation
Statements of Changes in Shareholders’ (Deficit) Equity
For the year ended December 31, 2022 and for the period from May 5,
2021 (inception) to December 31, 2021

							Total Shareholders’
	Ordinary Shares		Preferred Shares		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2022	2,875,000	$2,875	-	-	$22,125	$(24,850)	$150
Issuance of public shares at initial public offering	11,500,000	11,500	-	-	114,988,500	-	115,000,000
Underwriters’ discount	-	-	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	-	-	3,299,670	-	3,300,000
Initial value of ordinary shares subject to possible redemption	(11,500,000)	(11,500)	-	-	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	-	-	(1,673,481)	(1,673,481)
Net income	-	-	-	-	-	1,274,669	1,274,669
Balance at December 31, 2022	3,205,000	$3,205	-	-	$-	$(2,806,608)	$(2,803,403)

							Total
	Ordinary shares		Preferred Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at May 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of founder shares to sponsor	1,437,501	$1,438	-	-	23,562	-	25,000
Cancellation of founder share to sponsor	(1)	(0)	-	-	0	-	-
Repurchase of founder shares	(1,437,500)	(1,438)			(23,562)		(25,000)
Issuance of founder shares to sponsor (1)	2,875,000	2,875			22,125	-	25,000
Net loss						(24,850)	(24,850)
Balance at December 31, 2021	2,875,000	$2,875	-	-	$22,125	$(24,850)	$150

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of the financial statements.

Metal Sky Star Acquisition Corporation
Statements of Cash Flows

	For the year ended December 31, 2022	For the period from May 5, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,274,669	$(24,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(1,295,815)	-
Unrealized gain on marketable securities held in trust account	(377,666)	-
Amortization	117,817	-
Net changes in operating assets & liabilities:
Deferred offering costs	236,522	(236,522)
Prepaid expenses	(157,500)	-
Accrued offering costs	(31,550)	31,550
Accrued expenses	145,938	800
Net cash used in operating activities	(87,585)	(229,022)

Cash flows from investing activities:
Investment of cash in trust account	(115,000,000)	-
Net cash used in investing activities	(115,000,000)	-

Cash flows from financing activities:
Borrowing from related party	-	300,000
Proceeds from issuance of founder shares to sponsor	-	25,000
Proceeds from sale of private placement units	3,300,000
Proceeds from sale of units	114,700,000	-
Payment of offering costs	(2,829,741)	-
Net cash provided by financing activities	115,170,259	325,000

Net increase in cash and cash equivalents	82,674	95,978
Cash and cash equivalents at beginning of period	95,978	-
Cash and cash equivalents at end of period	$178,652	$95,978

Supplemental disclosure of non-cash investing and financing Activities:
Deferred offering cost included in accrued offering costs	$-	$31,550
Deferred underwriting compensation	$2,875,000	$-
Issuance of ordinary share subject to possible redemption	$101,200,000	$-
Reclassification of offering costs related to public shares	$(5,020,172)	$-
Change in fair value of ordinary costs related to public shares	$18,820,172	$-
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	$1,673,481	$-

The accompanying notes are an integral part of the financial statements.

METAL SKY STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (As Restated)

Note 1 – Description of Organization and Business Operations (As Restated)

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

As of December 31, 2022, the Company had $178,652 in cash and working capital of $71,597.

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

Restatement on Previously Issued Financial Statements

In connection with the preparation of the form 10-K for the year ended December 31, 2023, management of the Company identified that cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions were improperly classified as current assets and current liabilities instead of noncurrent assets and noncurrent liabilities, respectively. In accordance with FASB ASC Topic 210 Balance Sheet, the funds held in the Trust Account should not be classified as current assets as it will be used for other than current operation purposes, and deferred offering commissions should not be classified as current liabilities as it will be settled out of the funds held in the Trust Account. The misclassification resulted in an overstatement of current assets and current liabilities, and an understatement of non-current assets and non-current liabilities as of April 5, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, respectively.

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheets as of December 31, 2022 and April 5, 2022:

As of December 31, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$116,673,481	$(116,673,481)	$-
Total current assets	116,891,816	(116,673,481)	218,335
Noncurrent assets:
Marketable securities held in Trust Account	-	116,673,481	116,673,481
Total noncurrent assets	-	116,673,481	116,673,481
Total assets	116,891,816	-	116,891,816

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	3,021,738	(2,875,000)	146,738
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	3,021,738	-	3,021,738

As of April 5, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Cash held in Trust Account	$115,682,255	$(115,682,255)	$-
Total current assets	115,736,383	(115,682,255)	54,128
Noncurrent assets:
Cash held in Trust Account	-	115,682,255	115,682,255
Total noncurrent assets	-	115,682,255	115,682,255
Total assets	115,736,383	-	115,736,383

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	3,151,801	(2,875,000)	276,801
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	3,151,801	-	3,151,801

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

Note 6 – Commitments and Contingencies (As Restated)

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

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company enter into the agreement with monthly retainer of $5,000 starting from April 1, 2022. As of December 31, 2022, the Company incurred $45,000 in fees for these services.

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

Warrants

Each warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share commencing 30 days after the completion of its initial business combination and expiring five years from after the completion of an initial business combination. No fractional warrants will be issued and only whole warrants will trade. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If a registration statement is not effective within 60 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

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

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 31, 2022, by and between the Company and Ladenburg Thalmann & Co., Inc. as representative of the underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association dated as of March 30, 2022.(1)
3.2	Amended and Restated Articles of Association dated as of January 26, 2023*
4.1	Warrant Agreement between the Company and Vstock Transfer LLC, dated as of March 31, 2022.(1)
4.2	Description of Registrant’s Securities.*
10.1	Letter Agreement among the Company and its officers, directors and M-Star Management Corporation, dated as of March 31, 2022.(1)
10.2	Administrative Support Agreement dated as of March 31, 2022 by and between the Company and M-Star Management Corporation.(1)
10.3	Investment Management Trust Agreement among the Company, Wilmington Trust, N.A., and Vstock Transfer LLC, dated as of March 30, 2022.(1)
10.4	Registration Rights Agreement between the Company and certain security holders dated as of March 31, 2022.(1)
10.5	Private Placement Unit Purchase Agreement dated as of March 31, 2022 between the Company and M-Star Management Corporation.(1)
10.6	Amended Securities Subscription Agreement, dated September 22, 2021, between the Registrant and M-Star Management Corporation.(2)
21	List of subsidiaries.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Schema Document.*
101.CAL	Inline XBRL Calculation Linkbase Document.*
101.DEF	Inline XBRL Definition Linkbase Document.*
101.LAB	Inline XBRL Label Linkbase Document.*
101.PRE	Inline XBRL Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on April 5, 2022.
(2)	Filed as an exhibit to the Registrant’s Form S-1 as filed with the Commission on October 14, 2021.

*	Filed herewith.
**	Furnished herewith.

ITEM 16. Form 10-K Summary

None.

67

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 26, 2024.

METAL SKY STAR ACQUISITION CORPORATION

By:	/s/ Man Chak Leung
Man Check Leung
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Man Chak Leung	Chief Executive Officer and Director	July 26, 2024
Man Chak Leung	(Principal Executive Officer)

/s/ Wenxi He	Chief Financial Officer	July 26, 2024
Wenxi He	(Principal Financial Officer)

/s/ Konstantin A. Sokolov	Director	July 26, 2024
Konstantin A. Sokolov

/s/ Zining Jiang	Independent Director	July 26, 2024
Zining Jiang

/s/ Xinghua Fan	Independent Director	July 26, 2024
Xinghua Fan

/s/ Zhuo Wang	Independent Director	July 26, 2024
Zhuo Wang

68