Form 10-Q/A
period 2023-03-31
Metal Sky Star Acquisition Corp
filed 2024-07-29
CIK 1882464

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 9, 2023 and July 26, 2024, there were 8,819,676 and 6,407,416 ordinary shares. respectively, with par value $0.001, issued and outstanding.

EXPLANATION NOTE

Metal Sky Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarter Report on Form 10-Q/A (the “Amendment”) to amend its Quarter Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on May 10, 2023, to (i) restate its financial statements as of and for the quarter ended March 31, 2023, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the trust accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of March 31, 2023 and December 31, 2022. This incorrect classification resulted in an overstatement of current assets by $58,200,919, an understatement of non-current assets by $58,200,919, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000 as of March 31, 2023. This incorrect classification resulted in an overstatement of current assets by $116,673,481, an understatement of non-current assets by $116,673,481, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000 as of December 31, 2022.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of April 5, 2022 filed within the Current Report on Form 8-K dated April 11, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q1 2023 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I. Item 1. Financial Statements;

Part I. Item 4. Controls and Procedures;

Part II. Item 1A. Risk Factors to add an additional risk factor to describe risks relating to the material weaknesses in the Company’s internal control over financial reporting that were identified subsequent to the date of the Q1 2023 Form 10-Q;

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

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31,
	2023 (As Restated)	December 31, 2022

ASSETS
Current assets:
Cash in escrow	$132,368	$178,652
Prepaid insurance	822	39,683
Total current assets	133,190	218,335
Noncurrent assets:
Marketable securities held in trust account	58,200,919	116,673,481
Total noncurrent assets	58,200,919	116,673,481
Total assets	$58,334,109	$116,891,816

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$289,136	$146,738
Promissory note- related party	793,551	-
Total current liabilities	1,082,687	146,738
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	3,957,687	3,021,738

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,614,676 and 11,500,000 shares at redemption value $10.37 and $10.15 per value at March 31, 2023 and December 31, 2022, respectively	58,200,919	116,673,481

Shareholders’ (Deficit) Equity:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively, excluding 5,614,676 and 11,500,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively	3,205	3,205
Accumulated deficit	(3,827,702)	(2,806,608)
Total Shareholders’ (Deficit) Equity	(3,824,497)	(2,803,403)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$58,334,109	$116,891,816

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Formation and operational costs	$263,418	$3,550
Loss from operation costs	263,418	3,550

Operating loss	(263,418)	(3,550)

Other income:
Interest earned on marketable securities held in trust account	636,054	-
Unrealized gained on marketable securities held in trust account	222,866	-
Total other income	858,920	-

Income (loss) before income taxes	595,502	(3,550)

Income tax expense	-	-
Net income (loss)	$595,502	$(3,550)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	7,117,757	-
Basic and diluted net income per share	$0.13	$-

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares(1)	3,205,000	2,500,000
Basic and diluted net loss per share	$(0.10)	$(0.00)

(1)	Includes an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023

	Ordinary Shares		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(757,676)	(757,676)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(858,920)	(858,920)
Net income	-	-	-	595,502	595,502
Balance at March 31, 2023	3,205,000	$3,205	$-	$(3,827,702)	$(3,824,497)

For the Three Months Ended March 31, 2022

					Total
	Ordinary shares		Additional Paid In	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	$2,875	$22,125	$(28,400)	$(3,400)

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

As of March 31, 2023 and December 31, 2022, the Company had $132,368 and $178,652 of cash held in escrow for use as working capital.

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

As of March 31, 2023, the Company had $132,368 in cash and working capital deficit of $949,497.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheets as of March 31, 2023 and December 31, 2022:

As of March 31, 2023:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$58,200,919	$(58,200,919)	$-
Total current assets	58,334,109	(58,200,919)	133,190
Noncurrent assets:
Marketable securities held in Trust Account	-	58,200,919	58,200,919
Total noncurrent assets	-	58,200,919	58,200,919
Total assets	58,334,109	-	58,334,109

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	3,957,687	(2,875,000)	1,082,687
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	3,957,687	-	3,957,687

As of December 31, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$116,673,481	$(116,673,481)	$-
Total current assets	116,891,816	(116,673,481)	218,335
Noncurrent assets:
Marketable securities held in Trust Account	-	116,673,481	116,673,481
Total noncurrent assets	-	116,673,481	116,673,481
Total assets	116,891,816	-	116,891,816

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	3,021,738	(2,875,000)	146,738
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	3,021,738	-	3,021,738

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of March 31, 2023 and December 31, 2022, the Company have deferred underwriting commissions $2,875,000 as noncurrent liabilities.

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

Liquidity and Capital Resources

Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $3,827,702 and a working capital deficit of $949,497 as of March 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

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

We have identified a material weakness in our internal control over financial reporting as of March 31, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

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

