Form 10-Q/A
period 2023-06-30
Metal Sky Star Acquisition Corp
filed 2024-07-29
CIK 1882464

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 8, 2023 and July 26, 2024, there were 8,819,676 and 6,407,416 ordinary shares, respectively, with par value $0.001, issued and outstanding.

EXPLANATION NOTE

Metal Sky Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarter Report on Form 10-Q/A (the “Amendment”) to amend its Quarter Report on Form 10-Q for the quarter ended June 30, 2023 (the “Q2 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on August 8, 2023, to (i) restate its financial statements as of and for the quarter ended June 30, 2023, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the trust accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of June 30, 2023 and December 31, 2022. This incorrect classification resulted in an overstatement of current assets by $59,452,791, an understatement of non-current assets by $59,452,791, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000 as of June 30, 2023. This incorrect classification resulted in an overstatement of current assets by $116,673,481, an understatement of non-current assets by $116,673,481, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000 as of December 31, 2022.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of April 5, 2022 filed within the Current Report on Form 8-K dated April 11, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q2 2023 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I. Item 1. Financial Statements;

Part I. Item 4. Controls and Procedures;

Part II. Item 1A. Risk Factors to add an additional risk factor to describe risks relating to the material weaknesses in the Company’s internal control over financial reporting that were identified subsequent to the date of the Q2 2023 Form 10-Q;

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

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS
(Unaudited)

	June 30, 2023 (As Restated)	December 31, 2022

ASSETS
Current assets:
Cash in escrow	$1,164	$178,652
Prepaid expense	40,625	39,683
Total current assets	41,789	218,335
Noncurrent assets:
Marketable securities held in trust account	59,452,791	116,673,481
Total noncurrent assets	59,452,791	116,673,481
TOTAL ASSETS	$59,494,580	$116,891,816

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$290,734	$146,738
Due to related party	112,183	-
Promissory note - related party	1,373,812	-
Total current liabilities	1,776,729	146,738
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	4,651,729	3,021,738

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,614,676 and 11,500,000 shares at redemption value $10.59 and $10.15 per share at June 30, 2023 and December 31, 2022, respectively	59,452,791	116,673,481

Shareholders’ (Deficit) Equity:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively, excluding 5,614,676 and 11,500,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively	3,205	3,205
Accumulated deficit	(4,613,145)	(2,806,608)
Total Shareholders’ (Deficit) Equity	(4,609,940)	(2,803,403)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$59,494,580	$116,891,816

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Formation and operational costs	$223,977	$168,615	$487,395	$172,165
Loss from operation costs	223,977	168,615	487,395	172,165

Operating loss	(223,977)	(168,615)	(487,395)	(172,165)

Other income:
Interest earned on marketable securities held in trust account	448,804	77,587	1,307,724	77,587
Unrealized gained on marketable securities held in trust account	241,602	83,323	241,602	83,323
Total other income	690,406	160,910	1,549,326	160,910

Income (loss) before income taxes	466,429	(7,705)	1,061,931	(11,255)

Income tax expense	-	-	-	-
Net income (loss)	$466,429	$(7,705)	$1,061,931	$(11,255)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	5,614,676	10,994,505	6,362,064	5,527,624
Basic and diluted net income per share	$0.13	$0.39	$0.26	$1.22

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	3,190,495	3,205,000	3,033,619
Basic and diluted net loss per share	$(0.09)	$(1.34)	$(0.19)	$(2.22)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the Six Months Ended June 30, 2023

			Additional		Total
	Ordinary Shares		Paid In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(757,676)	(757,676)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(858,920)	(858,920)
Net income	-	-	-	595,502	595,502
Balance at March 31, 2023	3,205,000	$3,205	$-	$(3,827,702)	$(3,824,497)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(561,466)	(561,466)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(690,406)	(690,406)
Net income	-	-	-	466,429	466,429
Balance at June 30, 2023	3,205,000	$3,205	$-	$(4,613,145)	$(4,609,940)

For the Six Months Ended June 30, 2022

					Total
	Ordinary Shares		Additional Paid In	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	2,875,000	$2,875	$22,125	$(24,850)	$150
Net loss	-	-	-	(3,550)	(3,550)
Balance at March 31, 2022	2,875,000	$2,875	$22,125	$(28,400)	$(3,400)
Issuance of public shares at initial public offering	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ Discount	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Initial value of ordinary stock subject to possible redemption	(11,500,000)	(11,500)	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(160,910)	(160,910)
Net loss	-	-	-	(7,705)	(7,705)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,579,961)	$(2,576,756)

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

As of June 30, 2023 and December 31, 2022, the Company had $1,164 and $178,652 of cash held in escrow for use as working capital.

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

As of June 30, 2023, the Company had $1,164 in cash and working capital deficit of $1,734,940.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheets as of June 30, 2023 and December 31, 2022:

As of June 30, 2023:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$59,452,791	$(59,452,791)	$-
Total current assets	59,494,580	(59,452,791)	41,789
Noncurrent assets:
Marketable securities held in Trust Account	-	59,452,791	59,452,791
Total noncurrent assets	-	59,452,791	59,452,791
Total assets	59,494,580	-	59,494,580

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	4,651,729	(2,875,000)	1,776,729
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	4,651,729	-	4,651,729

As of December 31, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$116,673,481	$(116,673,481)	$-
Total current assets	116,891,816	(116,673,481)	218,335
Noncurrent assets:
Marketable securities held in Trust Account	-	116,673,481	116,673,481
Total noncurrent assets	-	116,673,481	116,673,481
Total assets	116,891,816	-	116,891,816

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	3,021,738	(2,875,000)	146,738
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	3,021,738	-	3,021,738

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one-half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over-allotment exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of June 30, 2023 and December 31, 2022, the Company had deferred underwriting commissions $2,875,000 and $2,875,000 as noncurrent liabilities, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023.

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

