Form 10-K
period 2023-12-31
Metal Sky Star Acquisition Corp
filed 2024-08-30
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-41344

METAL SKY STAR ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 River Street, 9th Floor, Hoboken, New Jersey	10001
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 237-6141

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.001 par value, one redeemable warrant, and one right	MSSAU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.001 par value	MSSA	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	MSSAW	The Nasdaq Stock Market LLC
Rights to receive one-tenth (1/10th) of one Ordinary Share	MSSAR	The Nasdaq Stock Market LLC

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

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 3,202,416 and $36,315,397 respectively.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fi led all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date, there were 6,407,416 ordinary shares outstanding of the registrant.

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

In connection with our initial public offering, or the IPO, we sold 11,500,000 units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, M-Star Management Corporation (the “Sponsor”), a British Virgin Islands company, the Company completed the private sale of an aggregate of 330,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,300,000. The Private Placement Units are identical to the Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The transaction costs of the IPO amounted to $5,704,741, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $529,741 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 28 months from the closing of the IPO if we extend the period of time to consummate a business combination, after amended and restated memo and articles), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 9 months from the closing of the IPO (or up to 28 months from the closing of the IPO if we extend the period of time to consummate a business combination, after amended and restated memo and articles).

On January 26, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 5, 2023 to February 5, 2024 (for a total of up to 22 months to complete a business combination), subject to the payment into the trust account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining ordinary share held by a public shareholder.

On October 30, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from February 5, 2024 to August 5, 2024 (for a total of up to 28 months to complete a business combination), subject to the payment into the trust account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining ordinary share held by a public shareholder. As of August 5, 2024, we have not completed a business combination.

On December 20, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side.

At December 31, 2023, the Company had working deficit of $2,844,642.

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO. On April 12, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company, (“Future Dao”), and Future Dao League Limited, a Cayman Islands exempted company and wholly owned subsidiary of Future Dao (the “Merger Sub”). On October 6, 2023, the parties to the Merger Agreement entered into a Termination of Agreement and Plan of Merger (the “Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the Merger Agreement effective as of October 6, 2023 (the “Termination”).

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

Several of our officers and directors live outside the United States: Ms. Wenxi He lives in UK and is a British citizen, Mr. Zhuo Wang lives in the Singapore and is a Chinese citizen, Mr. Zining Jiang lives in China and is a Chinese citizen, Mr. Xinghua Fan lives in China and is a Chinese citizen, and Mr. Konstantin A. Sokolov lives in the U.S. and is a citizen of Republic of Malta. Due to our significant ties to the PRC and/or Hong Kong, we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based SPAC, which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based and which may therefore limit the pool of our acquisition candidates.

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

Initial Business Combination Timeframe and Nasdaq Rules

We initially have until 9 months from April 5, 2022 to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 9 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to twelve times, each by an additional month, subject to the sponsor depositing additional funds into the trust account as set out below. On January 26, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 5, 2023 to February 5, 2024. On October 30, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from February 5, 2024 to August 5, 2024 (for a total of up to 28 months to complete a business combination), subject to the payment into the trust account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining ordinary share held by a public shareholder. As of August 5, 2024, we have not completed a business combination.

On December 20, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side. If we consummate a business combination with a China-based Target, we will be subject to legal and operational risks associated with having our operations based in China. See “Legal and Operational Risks Associated with being based in China” starting on page 11 of this report.

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

Summary Information Related to Our Securities, Redemption Rights and Liquidation

We are a Cayman Islands exempted company (company number 373150) and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association which will be adopted upon the consummation of our initial public offering, we will be authorized to issue 50,000,000 ordinary shares, $0.001 par value each. The information provided below is a summary only and we refer you to our prospectus dated as of March 31, 2022, our amended and restated memorandum and articles of association and our warrant agreement with Vstock Transfer LLC Company as warrant agent for additional important and material information.

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

As of August 29, 2024, there were 3,202,416 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of December 31, 2023, there are warrants outstanding to acquire and aggregate of 11,500,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

Our sponsor, officers and directors have agreed that we initially have 9 months from the closing of our initial public offering (April 5, 2022) (or up to 22 months from the closing of our initial public offering if we extend the period of time to consummate a business combination,) to complete our initial business combination. If we are unable to complete our initial business combination within such 9-month (or up to 22-month) time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our initial business combination within the 9-month (or up to 22-month) time period.

We initially have until 9 months from April 5, 2022 to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 9 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to twelve times, each by an additional month, subject to the sponsor depositing additional funds into the trust account as set out below. On January 26, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 5, 2023 to February 5, 2024. On October 30, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from February 5, 2024 to August 5, 2024 (for a total of up to 28 months to complete a business combination), subject to the payment into the trust account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining ordinary share held by a public shareholder.

Enforceability of Civil Liabilities

We are a company incorporated under the laws of the Cayman Islands and administered from outside the United States, and a majority of our assets will be located within the United States immediately after this offering. Our U.S. agent for service of process is Puglisi & Associates. However, it may be difficult for investors to effect service of process on us or our officers or directors within the United States in a way that will permit a U.S. court to have jurisdiction over us. Further, the majority of our assets may be located outside the United States after we consummate our initial business combination.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are considered persuasive authority but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the Cayman Islands courts would:

○	recognize or enforce against us judgments of U.S. courts based on certain civil liability provisions of U.S. securities laws; and

○	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

There is uncertainty as to whether the courts of the Cayman Islands would (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

Special Considerations for Exempted Companies. We are an exempted company with limited liability (meaning our public shareholders have no liability, as members of the Company, for liabilities of the Company over and above the amount paid for their shares) under the Companies Act. The Companies Act distinguishes between ordinary resident companies and exempted companies. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. The requirements for an exempted company are essentially the same as for an ordinary company except for the exemptions and privileges listed below:

●	annual reporting requirements are minimal and consist mainly of a statement that the company has conducted its operations mainly outside of the Cayman Islands and has complied with the provisions of the Companies Act;

●	an exempted company’s register of members is not open to inspection;

●	an exempted company does not have to hold an annual general meeting;

●	an exempted company may obtain an undertaking against the imposition of any future taxation (such undertakings are usually given for 20 years in the first instance);

●	an exempted company may register by way of continuation in another jurisdiction and be deregistered in the Cayman Islands;

●	an exempted company may register as a limited duration company; and

●	an exempted company may register as a segregated portfolio company.

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

We are a Cayman Islands exempted company incorporated on May 5, 2021. Our executive offices are located at 221 River Street, 9th Floor, Hoboken, New Jersey, and our telephone number is (332) 237 6141.

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

For a detailed description of risks associated with the cash transfers, see “Legal and Operational Risks Associated with being based in China” on page 11.

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

Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China

Several of our officers and directors live outside the United States: Ms. Wenxi He lives in UK and is a British citizen, Mr. Zhuo Wang lives in the Singapore and is a Chinese citizen, Mr. Zining Jiang lives in China and is a Chinese citizen, Mr. Xinghua Fan lives in China and is a Chinese citizen, and Mr. Konstantin A. Sokolov lives in the U.S. and is a citizen of Republic of Malta.

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

●	As a Cayman Islands holding company with no operations of our own, we conduct our operations through our principal executive office in the U.S., and our sponsor and a majority of our executive officers and/or directors are located in or have significant ties to the PRC and/or Hong Kong. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless. Further details on this risk are discussed more fully beginning on page 15.

●	The PRC government may intervene or influence our search for a target at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in the our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless. Further details on this risk are discussed more fully beginning on page 16.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections. Further details on this risk are discussed more fully beginning on page 17.

●	Due to our significant ties to the PRC and/or Hong Kong, we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based SPAC, which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based and which may therefore limit the pool of our acquisition candidates. Further details on this risk are discussed more fully beginning on page 18.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be abrupt with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC. Further details on this risk are discussed more fully beginning on page 19.

●	There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protection available to you and us. Further details on this risk are discussed more fully beginning on page 19.

●	The approval of the China Securities Regulatory Commission is not required in connection with this offering, however, if required, we cannot predict whether we will be able to obtain such approval. Further details on this risk are discussed more fully beginning on page 19.

●	Our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities. Further details on this risk are discussed more fully beginning on page 21.

●	The PRC government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in the our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless. Further details on this risk are discussed more fully beginning on page 23.

●	As a result of merger and acquisition regulations implemented on September 8, 2006 (amended on June 22, 2009) relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction. Further details on this risk are discussed more fully beginning on page 24.

●	U.S. laws and regulations, including the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China or Hong Kong. Further details on this risk are discussed more fully beginning on page 25.

●	The fact that our sponsor is, is controlled by, and has substantial ties with a non-U.S. person could impact our ability to complete our initial business combination. Further details on this risk are discussed more fully beginning on page 44.

●	You may face difficulties in protecting your interests and exercising your rights as a shareholder if we were to conduct substantially all of our operations in China, and almost all of our officers and directors currently and will likely reside outside the U.S. Further details on this risk are discussed more fully beginning on page 50.

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

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations outside of the U.S.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the Nasdaq. On May 31, 2024, we received a delinquency notification letter (the “First Notice”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq due to the non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to timely file the Annual Report on Form 10-K for the period ended December 31, 2023 and its Quarterly Report on Form 10-Q for the period ended March 31, 2024.

On August 7, 2024, we received a notice (the “Second Notice”) from Nasdaq indicating that, unless the we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting (the “Delisting”) from The Nasdaq Capital Market at the opening of business on August 16, 2024 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, or such shorter time that we specify in our articles of association, as amended. In addition, our failure to file the Annual Report on Form 10-K for the period ended December 31, 2023 and its Quarterly Report on Form 10-Q for the period ended March 31, 2024 served as an additional and separate basis for delisting, and as such, the Company would be required to address this concern before the Panel if it appeals Staff’s determination as well. Accordingly, the Company timely requested a hearing before the Panel. The hearing request resulted in a stay of any suspension or delisting action pending the hearing. The request for a hearing regarding the delinquent filings will stay the suspension of our securities for a period of 15 days from August 13, 2024, the date of request. When we requested a hearing, we also requested a stay of the suspension, pending the hearing. A panel will review the request for an extended stay and notify us of its conclusion as soon as is practicable but in any event no later than 15 calendar days following the deadline to request the hearing.

On July 12, 2024, we received a written notice (the “Third Notice”) from Nasdaq indicating that we were not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires us to have at least 400 public holders for continued listing on the Nasdaq Global Market. The Third Notice is only a notification of deficiency, not of imminent delisting. The Third Notice states that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule.

We cannot assure you that we will be able to appeal the Delisting successfully. In the event that the Panel denies our appeal, Nasdaq will delist our securities. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on Nasdaq, our securities qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

The Holding Foreign Companies Accountable Act (“HFCAA”) was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares or other securities from being traded on a national securities exchange or in the over the counter trading market in the U.S. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021, which found that because of a position taken by authorities in the PRC, the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong, a Special Administrative Region of the PRC. On December 23, 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, UHY LLP, a public registered public accounting firm headquartered in New York, New York, is an independent registered public accounting firm registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess UHY LLP’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

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

Currently, all of our executive officers and directors are located outside of the United States: and are nationals or residents of jurisdictions other than the United Staes save except for Mr. Zhuo Wang, our independent director, and all or a substantial portion of his assets are located outside of the United States. Ms. Wenxi He, our Chief Executive Officer, Chief Financial Officer, chairlady of the board of directors, is currently located in the United Kingdom. Mr. Zining Jiang, our independent director, is currently located in China, Mr. Xinghua Fan, our independent director, is currently located in China. As at the date of this annual report, our sponsor, M-Star Management Corporation is located in British Virgin Islands.

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

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

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

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after this offering, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 50% of our issued and outstanding ordinary shares at the time of any such shareholder vote (assuming it does not purchase units in this offering, and taking into account ownership of the private placement units). As a result, we do not need public shares to be voted in favor of a transaction in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

We will have until 9 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 9 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to twelve times, each by an additional month (for a total of up to 28 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account lower of $50,000 $0.033 per public share held by public shareholders, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated.

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

Our working capital position and the requirement that we consummate an initial business combination within 36 months after the closing of our IPO give rise to substantial doubt about our ability to continue as a going concern.

At December 31, 2023, we had nil in cash. We have incurred and we expect to continue to incur significant costs in pursuit of a business combination. Further, we have until April 5, 2025 with extension to consummate a business combination, and it is uncertain that we will be able to consummate a business combination by that date. If a business combination is not consummated by that date, we will commence a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date of our financial statements included in this report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 50,000,000 ordinary shares, par value $0.001 per share. There are 43,592,584 authorized but unissued ordinary shares available for issuance and there is no preference shares issued and outstanding.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders”) of our ordinary shares, rights or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. (see the section of this prospectus captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our ordinary shares, rights and warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares, rights and warrants.

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

Our sponsor, M-Star Management Corp., is controlled by our Chairman and Chief Executive Officer Wenxi He, who lives in UK and is a British citizen. Our sponsor will own approximately 22.88% of the outstanding shares of us after we completed the initial public offering. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently maintain our executive offices at 221 River Street, 9th Floor, Hoboken, New Jersey. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 3. Legal Proceedings

As of December 31, 2023, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

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

Shareholders of Record

At August 21, 2024, there were 332,676 of our units issued and outstanding by shareholders of record. Assuming all units have been separated into ordinary shares, rights and warrants, at August 21, 2024, there were 6,407,416 ordinary shares issued and outstanding by shareholders of record, there were 11,830,000 of our rights issued and outstanding by shareholders of record, and there were 11,830,000 warrants issued and outstanding by shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Transaction costs related to our IPO amounted to $5,704,741, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $529,741 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 28 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 9 months from the closing of the IPO (or up to 28 months from the closing of the IPO if we extend the period of time to consummate a business combination.

For the year ended December 31, 2023, net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was nil. At December 31, 2023, the Company had working capital deficit of $2,844,642.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination after the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023 and 2022, we had net income of $2,152,160 and $1,274,669, which consisted of interest income on marketable securities held in the Trust Account of $2,794,771 and $1,295,815 and unrealized gain on marketable securities held in Trust Account of $155,897 and $377,666, offset by expenses of $798,508 and $398,812, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $5,772,847 and a working capital deficit of $2,844,642 as of December 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

For the year ended December 31, 2023 and 2022, net cash used in operating activities was $233,324 and $87,585, respectively.

For the year ended December 31, 2023 and 2022, net cash provided by investing activities was $84,265,061 and net cash used in investing activities was $115,000,000, respectively.

For the year ended December 31, 2023 and 2022, net cash used in financing activities was $84,210,389 and net cash provided by financing activities was $115,170,259, respectively.

As of December 31, 2023, we had investments held in the Trust Account of $35,359,088. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of nil held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated Promissory Note (the Amended Promissory Note”) in order to a) increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination.

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

General Meeting

On January 26, 2023, the Company held its Extraordinary General Meeting at which the Company’s shareholders approved proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination to February 5, 2024. As a result of the exercise of the redemption right, 5,885,324 shares held by public shareholders are redeemed.

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

Following the Extraordinary General Meeting, effective as of October 31, 2023, the Company, the Trustee and Vstock entered into an amendment to the Investment Management Trust Agreement (the “Amendment Agreement”) to change the date on which the Company’s ability to complete a business combination may be extended by up to six (6) additional increments of one-month each until August 5, 2024, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining Ordinary Share held by a Public Stockholder (the “Monthly Extension Payment”), and which Monthly Extension Payments, if any, shall be added to the Trust Account. As a result of the exercise of the redemption of 2,412,260 shares held by public shareholders, 3,202,416 public shares remain unredeemed as of December 31, 2023.

On August 6, 2024, the Company filed the preliminary proxy statements to SEC, which had propose to amend the memorandum and articles of association of the Company to extend the date of consummate a business combination to April 5, 2025. Until the filing date, the Extraordinary General Meeting have not been held and the proxy statement have not approved by shareholders.

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

Net Loss Per Ordinary Share

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023, relating to: (i) ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively; (ii) lack of segregation of duties of CEO and CFO for performing formal process of reviewing transactions. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications, and add second approval which establish a dual-approval process to ensure proper segregation of duties. The elements of our remediation plan can only be accomplished over the time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 6, 2023, the Company filed its Amended & Restated Article of Association with the General Registry of Cayman Islands.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Wenxi He	45	Chief Executive Officer, Chief Financial Officer, and Director
Zhuo Wang	36	Independent Director
Zining Jiang	49	Independent Director
Xinghua Fan	61	Independent Director
Konstantin A. Sokolov	49	Director

Ms. Wenxi He has served as our Chief Executive Officer and Chairlady since September 2023 and our Chief Financial Officer since June 2021. She serves as Chief Investment Officer at Still Waters Green Technology Limited, an asset management company based in London, specializing in the development and management of renewable energy and power generation assets, since February 2019. Ms. He has over 15 years of experience in the investment banking industry. Prior to joining Still Waters Green Technology Limited, she served as the Managing Director and Global Head of Commodity Exchange Traded Products at Bank of America Merrill Lynch in London. She was responsible for initiating and executing strategic solutions and issuance, trading physical and synthetic commodity products, and managing portfolio assets in energy, metals and agriculture, with a wide variety of commodity, currency and interest-rate risk. Prior to that, Ms. He traded and structured commodity derivative products at Citigroup, fixed income security products with a focus on structured credit and rates at UBS and RBC Capital Markets. Ms. He holds master’s degrees in both Mathematical Finance and Engineering from University of Toronto, and a bachelor’s degree in Engineering from Tongji University.

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

The members of our Nominating Committee are Messrs. Zhuo Wang, Zining Jiang and Xinghua Fan. Mr. Fan serves as chairman of the Nomination committee.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2023.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of December 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants and rights included in the units offered in our initial public offering or purchased by our sponsor in connection with our initial public offering as these warrants are not exercisable and these rights are not convertible within 60 days of December 31, 2023 or the date of this Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
M-Star Management Corporation(2)	3,205,000	50.02%
Wenxi He(2)	3,205,000	50.02%
Konstantin A. Sokolov(4)	-	-
Zhuo Wang(4)	-	-
Zining Jiang(4)	-	-
Xinghua Fan(4)	-	-
All directors and officers as a group (6 individuals)	3,205,000	50.02%

5% or greater beneficial owners
Atlas Diversified Master Fund, Ltd.(5)	700,000	10.92%
Saba Capital Management, L.P.(6)	645,000	10.07%
Mizuho Financial Group Inc.(7)	452,010	7.05%
Balyasny Asset Management L.P.(8)	700,000	10.92%
Polar Asset Management Partners Inc.(10)	450,000	7.02%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 221 River Street, 9th Floor, Hoboken, New Jersey.
(2)	Represents 2,875,000 founder ordinary shares and 330,000 private placement ordinary shares held by M-Star Management Corporation, our sponsor. Ms. Wenxi He, our Chief Executive Officer and director, is the sole director of our sponsor, have voting and dispositive power of the ordinary shares. The address for our sponsor is Craigmuir Chambers, PO Box 71, Road Town, Tortola, VG 1110 British Virgin Islands.
(3)	Based upon 6,407,416 ordinary shares outstanding. Includes the 330,000 private placement units (and the component parts) purchased by our sponsor simultaneously with the consummation of our initial public offering.
(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.
(5)	Based on information contained in a Schedule 13G filed on April 11, 2022.
(6)	Based on information contained in the Schedule 13G/A file on February 14, 2023 by Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC, the reporting person has shared power to vote 645,000 shares and shared power to dispose 645,000 shares.
(7)	Based on information contained in the Schedule 13G filed on February 13, 2024.
(8)	Based on information contained in the Schedule 13G/A filed on February 14, 2023.
(9)	Based on information contained in the Schedule 13G filed on February 13, 2024.

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

Certain Relationships and Related Transactions

On July 5, 2021, our sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On September 26, 2021, the Company purchased back all the 1,437,500 founder shares for $25,000 and reissued 2,875,000 shares to our sponsor for $25,000, or approximately $0.01 per shares. Our sponsor owns approximately 21.88% of our issued and outstanding ordinary shares as of December 31, 2023.

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

In connection with the completion of our initial public offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 28 months, our sponsor will be paid a total of $280,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. As of the date of closing our initial public offering, we had borrowed $300,000 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and were originally due and payable in connection with our public offering (April 5, 2022). The loan repaid as $300,000 allotted to the payment of offering expense. For the year ended December 31, 2023, we enter into promissory note with our sponsor to pay the extension fee and transactions cost. The loan principal amount is up to $2,500,000, non-interest bearing, unsecured and due upon the date of the consummation of the Company’s initial business combination. As of December 31, 2023, the Company with Related party loan balance as of December 31, 2023 was $2,172,403.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated Promissory Note (the Amended Promissory Note”) in order to a) increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination.

On January 4, 2023, the Company requested to draw 383,333 and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to February 5, 2023. The $383,333 extension fee represents approximately $0.033 per public share. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On February 2023, the extension fee changed to $187,188 because 5,885,324 public shares were redeemed. On November 2023, the extension fee changed to the lower of $50,000 or $105,680 ($0.033 per share) because 2,412,260 public shares were redeemed.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K and Form S-1 for the respective periods and other required filings with the SEC for the year ended December 31, 2023 is $112,750 in total. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2023.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2023.

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

(1)	The Financial statements listed on the Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Metal Sky Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Metal Sky Star Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, The Company does not have sufficient cash to sustain its operations and has a working capital deficit, and the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before April 5, 2025, which is less than one year from the issuance date of the financial statements. If a business combination is not consummated by this date or an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

Irvine, California

August 29, 2024

Metal Sky Star Acquisition Corporation

Balance Sheets

	As of December 31, 2023	As of December 31, 2022 (As Restated)
Assets
Current assets:
Cash in escrow	$-	$178,652
Prepaid expense	1,875	39,683
Total current assets	1,875	218,335
Noncurrent assets
Marketable securities held in trust account	35,359,088	116,673,481
Total noncurrent assets	35,359,088	116,673,481
Total assets	$35,360,963	$116,891,816

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accrued expenses	$298,280	$146,738
Due to Sponsor	375,834	-
Promissory note – related party	2,172,403	-
Total current liabilities	2,846,517	146,738
Noncurrent liabilities
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	5,721,517	3,021,738

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 3,202,416 and 11,500,000 shares at redemption value of $11.21 and $10.15 per share as of December 31, 2023 and 2022, respectively	35,409,088	116,673,481

Shareholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at December 31, 2023 and 2022, respectively, excluding 3,202,416 and 11,500,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively	3,205	3,205
Accumulated deficit	(5,772,847)	(2,806,608)
Total shareholders’ deficit	(5,769,642)	(2,803,403)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$35,360,963	$116,891,816

The accompanying notes are an integral part of the financial statements.

Metal Sky Star Acquisition Corporation

Statements of Operations

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Formation and operational costs	$798,508	$398,812
Loss from operation costs	798,508	398,812

Operating loss	(798,508)	(398,812)

Other income:
Interest earned on marketable securities held in trust account	2,794,771	1,295,815
Unrealized gained on marketable securities held in trust account	155,897	377,666
Total other income	2,950,668	1,673,481

Income before income taxes	2,152,160	1,274,669

Income tax (benefit) expense	-	-
Net income	$2,152,160	$1,274,669

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	5,624,151	8,538,356
Basic and diluted net income per share	$0.57	$0.75

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	3,120,014
Basic and diluted net loss per share	$(0.34)	$(1.65)

The accompanying notes are an integral part of the financial statements.

Metal Sky Star Acquisition Corporation

Statements of Changes in Shareholders’ Equity (Deficit)

For the year ended December 31, 2023 and 2022

	Ordinary shares		Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	3,205,000	$3,205	$-	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(2,950,668)	(2,950,668)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(2,167,731)	(2,167,731)
Net income	-	-	-	2,152,160	2,152,160
Balance at December 31, 2023	3,205,000	$3,205	$-	$(5,772,847)	$(5,769,642)

	Ordinary Shares		Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2022	2,875,000	$2,875	$22,125	$(24,850)	$150
Issuance of public shares at initial public offering	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ discount	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(529,741)	-	(529,741)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Initial value of ordinary shares subject to possible redemption	(11,500,000)	(11,500)	(101,188,500)	-	(101,200,000)
Allocation of offering costs related to redeemable shares	-	-	5,020,172	-	5,020,172
Accretion of carrying value of redeemable shares to redemption value	-	-	(16,437,226)	(2,382,946)	(18,820,172)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	-	(1,673,481)	(1,673,481)
Net income	-	-	-	1,274,669	1,274,669
Balance at December 31, 2022	3,205,000	$3,205	$-	$(2,806,608)	$(2,803,403)

The accompanying notes are an integral part of the financial statements.

Metal Sky Star Acquisition Corporation

Statements of Cash Flows

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities:
Net income	$2,152,160	$1,274,669
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(2,794,771)	(1,295,815)
Unrealized gain on marketable securities held in trust account	(155,897)	(377,666)
Amortization	100,933	117,817
Net changes in operating assets & liabilities:
Deferred offering costs	-	236,522
Prepaid expenses	(63,125)	(157,500)
Due to Sponsor	375,834	-
Accrued offering costs	-	(31,550)
Accrued expenses	151,542	145,938
Net cash used in operating activities	(233,324)	(87,585)

Cash flows from investing activities:
Investment of cash in trust account	(2,117,731)	(115,000,000)
Cash withdrawn from trust account to redeem public shares	86,382,792	-
Net cash provided by (used in) investing activities	84,265,061	(115,000,000)

Cash flows from financing activities:
Redemption of public shares	(86,382,792)	-
Proceeds from Sponsor loan	2,172,403	-
Proceeds from sale of private placement units	-	3,300,000
Proceeds from sale of units	-	114,700,000
Payment of offering costs	-	(2,829,741)
Net cash (used in) provided by financing activities	(84,210,389)	115,170,259

Net increase (decrease) in cash and cash equivalents	(178,652)	82,674

Cash and cash equivalents at beginning of period	178,652	95,978
Cash and cash equivalents at end of period	$-	$178,652

Supplemental disclosure of non-cash investing and financing Activities:
Deferred underwriting compensation	$-	$2,875,000
Initial Ordinary share subject to possible redemption	$-	$101,200,000
Reclassification of offering costs related to public shares	$-	$(5,020,172)
Change in value of ordinary costs related to public shares	$-	$18,820,172
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	$5,118,399	$1,673,481

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the proposed initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company initially had 9 months from the closing of the IPO (or up to 28 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

On April 5, 2022, the Company consummated the IPO of 11,500,000 units which includes an additional 1,500,000 units as a result of the underwriters’ fully exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

On October 30, 2023 during the Extraordinary General Meeting, the shareholders approved an amendment to the company’s Amended and Restated Memorandum and Articles of Association to extend the date up to six (6) months which the company must consummate a business combination to August 5, 2024. As of December 31, 2023, the Company have approximately 7 months to consummate a business combination if fully extend the period of time as the Amended and Restated Memorandum and Articles of Association.

On August 6, 2024, the Company filed the preliminary proxy statements to SEC, which had proposed to amend the memorandum and articles of association of the Company to extend the date of consummate a business combination to April 5, 2025. For further information reference to the Note 9.

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee.

As of December 31, 2023 and 2022, the Company had $35,359,088 and $116,673,481 held in the Wilmington Trust account, respectively.

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

As of December 31, 2023 and December 31, 2022, the Company had nil and $178,652 of cash held in escrow, $2,844,642 of working deficit and $71,597 of working capital.

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

As of December 31, 2023, the Company had nil in cash and working capital deficit of $2,844,642.

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

If the preliminary proxy statement approved by Extraordinary General Meeting, and amend the company’s Amended and Restated Memorandum and Articles of Association to extend the date of the company must consummate a business combination up to April 5, 2025. As of December 31, 2023, the Company have approximately 15 months to consummate a business combination if fully extend the period of time as the Amended and Restated Memorandum and Articles of Association.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheets as of December 31, 2022:

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have cash held in escrow nil and $178,652 as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

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

At December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the year ended December 31, 2023, interest earned from the Trust account amounted to $2,950,668, which $2,794,771 was reinvested in the Trust Account. $155,897 was also recognized as unrealized gain on investments held in the Trust account during the year ended December 31, 2023. The Company withdraw in total amounts of $86,382,792, in related to total 8,297,584 public shares redeemed during the year ended December 31, 2023.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company had generated interest income from the Marketable securities held in trust that is the Unite States sources investment, which is tax exemption interest and dividends. There were no unrecognized tax benefits as of December 31, 2023 and 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of December 31, 2023, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the years ended December 31, 2023 and 2022.

Net Income Per Share

Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended of December 31, 2023	For the year ended of December 31, 2022
Net income	$2,152,160	$1,274,669
Less: remeasurement to redemption value	(2,167,731)	(18,820,172)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(2,950,668)	(1,673,481)
Net loss excluding investment income in Trust Account	$(2,966,239)	$(19,218,984)

	For the year ended December 31, 2023		For the year ended December 31, 2022
Basic and Diluted net income (loss) per share:	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Numerators:
Allocation of net losses	$(1,076,751)	$(1,889,488)	$(5,143,386)	$(14,075,598)
Accretion of temporary equity	-	2,167,731	-	18,820,172
Accretion of temporary equity – (interest earned and unrealized gain on trust account)	-	2,950,668	-	1,673,481
Allocation of net income (loss)	$(1,076,751)	$3,228,911	$(5,143,386)	$6,418,055

Denominators:
Weighted-average shares outstanding	3,205,000	5,624,151	3,120,014	8,538,356
Basic and diluted net income (loss) per share	$(0.34)	$0.57	$(1.65)	$0.75

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants issued were classified in shareholders’ equity.

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

Note 3 – Initial Public Offering

On April 5, 2022, the Company sold 11,500,000 Units (including the issuance of 1,500,000 Units as a result of the underwriter’s fully exercise of the over-allotment) at a price of $10.00 per Unit, generating gross proceeds of $115,000,000 related to the IPO. Each Unit consists of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an Initial Business Combination. Each redeemable warrant entitles the holder thereof to purchase one ordinary share, and each ten rights entitles the holder thereof to receive one ordinary share at the closing of a Business Combination. No fractional shares issued upon separation of the Units, and only whole Warrants will trade.

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

On October 30, 2023, an Extraordinary General Meeting of shareholders was held to approve the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from February 5, 2024 to August 5, 2024. To effectuate each monthly extension, the Company and/or its Sponsor will deposit the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share into the Trust Account. In connection with the Extraordinary General Meeting, a total of 2,412,260 ordinary shares were presented for redemption in connection with the Extraordinary General Meeting.

On August 6, 2024, the Company filed the preliminary proxy statements to SEC, which had proposed to amend the memorandum and articles of association of the Company to extend the date of consummate a business combination to April 5, 2025. For further information reference to the Note 9.

At December 31, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(86,382,792)
Plus:
Accretion of carrying value to redemption value	20,987,903
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned and unrealized gains on trust account)	4,624,149
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$35,409,088

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the year ended as of December 31, 2023, the Company incurred $120,000 in fees for these services.

Promissory Note — Related Party

On June 15, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Pre-IPO Promissory Note”). On December 15, 2021, Company amended the Pre-IPO Promissory Note to extend the due date. The Pre-IPO Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO, which was paid off as of April 5, 2022.

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated Promissory Note (the Amended Promissory Note”) in order to increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination.

On January 4, 2023, the Company started to draw the funds and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to February 5, 2023. The $383,333 extension fee represents approximately $0.033 per public share.

Starting in February 2023, the extension fee changed to $187,155 because 5,885,324 public shares were redeemed.

Starting in November 2023, the extension fee changed to the lower of $50,000 or $105,680 ($0.033 per share) because 2,412,260 public shares were redeemed.

As of December 31, 2023 and 2022, the loans under the promissory notes were $2,172,403 and nil, respectively.

Due to Related Party

As of Year Ended of December 31, 2023, the Company has amounts due to the Sponsor of $375,834 for formation and operational costs paid by the Sponsor on behalf of the Company. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

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

The underwriters will be entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $$2,300,000 with the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of December 31, 2023 and 2022, the Company have deferred underwriting commissions of $2,875,000 and $2,875,000 as non-current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. For the year ended December 31, 2023 and 2022, the Company incurred $120,000 and $45,000 in fees for these services, respectively.

On April 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company and its subsidiary (the “Future Dao”). Due to these recapitalization and business combination activities, the Company incurred professional fees with amounts of approximately $218,000 for the year ended December 31, 2023.

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of December 31, 2023 and 2022, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the financial statements.

On February 5, 2024, the management and the Sponsor decided to dismiss the Company’s then-legal counsel and terminated its services of maintaining and managing the escrow account. During the year ended December 31, 2023, the Company received invoices with the total amounts of $155,000 for services related to the Merger Agreement and Initial Business Combination from the then-legal counsel. All received invoices were paid until the termination of services, which coincides with the termination of Merger Agreement. The Company did not have an executed engagement letter with the then-legal counsel. Management estimates the maximum service fees for the Initial Business Combination would be $400,000 based on other executed service agreements with the same then-legal counsel. We believe that we have a potential liability of $245,000 for potential unbilled service fees resulting from the termination of Merger Agreement, which represents a loss contingency to the Company. As of December 31, 2023, the Company has not recorded the potential amounts in the financial statements, as management does not believe it is more likely than not that we will be invoiced for additional services.

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

At December 31, 2023, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2023

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$35,359,088	$-	$-

December 31, 2022

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$116,673,481	$-	$-

Note 9 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date of the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except the following:

Nasdaq Delisting Due to Compliance Issues

On August 13, 2024, the Company received a notice from Nasdaq regarding its failure to complete required business combinations within the allotted 36-month period and its missed filings for the quarterly period ending March 31, 2024, and the annual period ending December 31, 2023. Due to these issues, Nasdaq stated that the company’s securities could be suspended and delisted from The Nasdaq Capital Market starting August 16, 2024, unless the company requests a hearing with the Nasdaq Hearings Panel to address the situation. On August 14, 2024, the Company had filed the hearing request to NASDAQ. The Company currently target to i) extend the date up to April 5, 2025 to consummate the initial business combination; ii) conduct private investment in public equity with new investors; iii) engage a brokerage firm as soon as practicable as its capital markets advisor; iv) file the 10K on or before September 6, 2024 and first quarter 10Q on or before September 20, 2024 to regain the compliance.

Drawdown of Promissory note

Subsequent to December 31, 2023, the Company withdraw $450,000 from the Amended Promissory Notes and deposit into the Marketable Securities held in Trust Account, for the December 2023, January 2024, February 2024, March, 2024, April 2024, May 2024, June 2024, July 2024 and August 2024 extension fee payment, respectively. The full amounts were deposited into the Trust Account immediately.

Sponsor paid on behalf of the Company

Subsequent to December 31, 2023, the Sponsor paid a total of $317,948 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Amended Promissory Notes. As of the date of filing, the total amount due to Sponsor was $693,782.

Preliminary Proxy Statement

On August 6, 2024, the Company filed the preliminary proxy statements to SEC, which had proposed to i) amend the memorandum and articles of association of the Company to extend the date of consummate a business combination to April 5, 2025; ii) amend the investment management trust agreement by and among the Company, trustee and transfer agent to reflect the extension; iii) direct the chairman to adjourn the Extraordinary General Meeting to a later date or dates if there are not sufficient votes to approve. Until the filing date, the Extraordinary General Meeting has not been held and the proxy statement have not approved by shareholders.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 31, 2022, by and between the Company and Ladenburg Thalmann & Co., Inc. as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association dated as of March 30, 2022. (1)
3.2	Amended and Restated Articles of Association adopted by special resolution passed on 30 October 2023 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 1, 2023)
4.1	Warrant Agreement between the Company and Vstock Transfer LLC, dated as of March 31, 2022. (1)
4.2	Description of Registrant’s Securities. (incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2022, filed on March 30, 2023)
10.1	Letter Agreement among the Company and its officers, directors and M-Star Management Corporation, dated as of March 31, 2022. (1)
10.2	Administrative Support Agreement dated as of March 31, 2022 by and between the Company and M-Star Management Corporation. (1)
10.3	Investment Management Trust Agreement among the Company, Wilmington Trust, N.A., and Vstock Transfer LLC, dated as of March 30, 2022. (1)
10.4	Registration Rights Agreement between the Company and certain security holders dated as of March 31, 2022. (1)
10.5	Private Placement Unit Purchase Agreement dated as of March 31, 2022 between the Company and M-Star Management Corporation. (1)
10.6	Amended Securities Subscription Agreement, dated September 22, 2021, between the Registrant and M-Star Management Corporation. (2)
21	List of subsidiaries. *
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). *
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). *
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350. **
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350. **
101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Schema Document. *
101.CAL	Inline XBRL Calculation Linkbase Document. *
101.DEF	Inline XBRL Definition Linkbase Document. *
101.LAB	Inline XBRL Label Linkbase Document. *
101.PRE	Inline XBRL Presentation Linkbase Document. *

(1)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on April 5, 2022.
(2)	Filed as an exhibit to the Registrant’s Form S-1 as filed with the Commission on October 14, 2021.

*	Filed herewith.
**	Furnished herewith.

ITEM 16. Form 10-K Summary

None.

75

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 29, 2024.

METAL SKY STAR ACQUISITION CORPORATION

By:	/s/ Wenxi He
Wenxi He
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Wenxi He	Chief Executive Officer and Director	August 29, 2024
Wenxi He	(Principal Executive Officer)

/s/ Wenxi He	Chief Financial Officer	August 29, 2024
Wenxi He	(Principal Financial Officer)

/s/ Konstantin A. Sokolov	Director	August 29, 2024
Konstantin A. Sokolov

/s/ Zining Jiang	Independent Director	August 29, 2024
Zining Jiang

/s/ Xinghua Fan	Independent Director	August 29, 2024
Xinghua Fan

/s/ Zhuo Wang	Independent Director	August 29, 2024
Zhuo Wang

76