Form 10-Q
period 2024-03-31
Metal Sky Star Acquisition Corp
filed 2024-09-18
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-41344

METAL SKY STAR ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 River Street, 9th Floor, Hoboken, New Jersey 07030
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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of September 16, 2024, there were 6,407,416 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Prepaid expense	$600	$1,875
Total Current Assets	600	1,875

Non-current Assets
Marketable securities held in trust account	36,067,927	35,359,088
Total Non-current Assets	36,067,927	35,359,088
TOTAL ASSETS	$36,068,527	$35,360,963

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$404,824	$298,280
Due to Sponsor	429,834	375,834
Promissory note - Sponsor	2,422,403	2,172,403
Total Current Liabilities	3,257,061	2,846,517

Non-current Liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total Non-current Liabilities	2,875,000	2,875,000

TOTAL LIABILITIES	6,132,061	5,721,517

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 3,202,416 and 11,500,000 shares at redemption value at March 31, 2024 and December 31, 2023, respectively	36,017,927	35,409,088

Shareholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively, excluding 3,202,416 and 11,500,000 shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively	3,205	3,205
Accumulated deficit	(6,084,666)	(5,772,847)
Total Shareholders’ Deficit	(6,081,461)	(5,769,642)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$36,068,527	$35,360,963

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Formation and operational costs	$161,819	$263,418
Loss from operation costs	(161,819)	(263,418)

Other income:
Interest earned on marketable securities held in trust account	301,779	636,054
Unrealized gain on marketable securities held in trust account	157,060	222,866
Total other income	458,839	858,920

Income before income taxes	297,020	595,502

Income tax (benefit) expense	-	-
Net income	$297,020	$595,502

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	3,202,416	7,117,757
Basic and diluted net loss per share	$0.14	$0.13

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares (Note 5)	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.05)	$(0.10)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2024 and March 31, 2023

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$(5,772,847)	$(5,769,642)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(150,000)	(150,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(458,839)	(458,839)
Net Income	-	-	297,020	297,020
Balance at March 31, 2024	3,205,000	$3,205	$(6,084,666)	$(6,081,461)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(757,676)	(757,676)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(858,920)	(858,920)
Net Income	-	-	595,502	595,502
Balance at March 31, 2023	3,205,000	$3,205	$(3,827,702)	$(3,824,497)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net income	$297,020	$595,502
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(301,779)	(636,054)
Unrealized gain on marketable securities held in trust account	(157,060)	(222,866)
Amortization	1,875	38,861
Net changes in operating assets & liabilities:
Prepaid expenses	(600)	-
Due to Sponsor	54,000	-
Accrued expenses	106,544	142,398
Net cash used in operating activities	-	(82,159)

Cash flows from investing activities:
Investment of cash in trust account	(250,000)	(757,676)
Cash withdrawn from trust account to redeem public shares	-	60,089,158
Net cash provided by (used in) investing activities	(250,000)	59,331,482

Cash flows from financing activities:
Proceeds of Sponsor Loan	250,000	793,551
Redemption of public shares	-	(60,089,158)
Net cash provided by (used in) financing activities	250,000	(59,295,607)

Net change in cash and cash equivalents	-	(46,284)
Cash and cash equivalents at beginning of period	-	178,652
Cash and cash equivalents at end of period	$-	$132,368

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$608,839	$1,616,596

The accompanying notes are an integral part of the unaudited financial statements.

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and the proposed initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

On October 30, 2023 during the Extraordinary General Meeting, the shareholders approved an amendment to the company’s Amended and Restated Memorandum and Articles of Association to extend the date up to six (6) months which the company must consummate a business combination to August 5, 2024. As of March 31, 2024, the Company have approximately 4 months to consummate a business combination if fully extend the period of time as the Amended and Restated Memorandum and Articles of Association.

On August 6, 2024, the Company filed the preliminary proxy statements to SEC, which had proposed to amend the memorandum and articles of association of the Company to extend the date of consummate a business combination to April 5, 2025. For further information reference to Note 9.

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee.

As of March 31, 2024 and December 31, 2023, the Company had $36,067,927 and $35,359,088 held in the Wilmington Trust account, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company had nil of cash held in escrow, $3,256,461 and $2,844,642 of working deficit, respectively.

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

As of March 31, 2024, the Company had nil in cash and working capital deficit of $3,256,461.

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

The Company has filed a preliminary proxy statement to amend its Amended and Restated Memorandum and Articles of Association, extending the deadline for consummating a business combination to April 5, 2025. The Company will have   approximately 12 months to consummate a business combination as of March 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have cash held in escrow nil as of March 31, 2024 and December 31, 2023 respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

At March 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the three months ended March 31, 2024, interest earned from the Trust account amounted to $458,839, which $301,779 was reinvested in the Trust Account. $157,060 was also recognized as unrealized gain on investments held in the Trust account during the three months ended March 31, 2024.

During the three months ended March 31, 2023, interest earned from the Trust account amounted to $858,920, which $636,054 was reinvested in the Trust Account. $222,866 was also recognized as unrealized gain on investments held in the Trust account during the three months ended March 31, 2023.

Deferred Offering Costs

Offering costs consisted of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that directly related to the IPO. As of April 5, 2021, offering costs amounted to $5,704,741 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares, public rights and public warrants based on the estimated fair values of public shares and public rights at the date of issuance.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company had generated interest income from the Marketable securities held in trust that is the Unite States sources investment, which is tax exemption interest and dividends. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of March 31, 2024, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2024 and 2023.

Net Income Per Share

Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of March 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net income	$297,020	$595,502
Less: remeasurement to redemption value	(150,000)	(757,676)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(458,839)	(858,920)
Net loss excluding investment income in Trust Account	$(311,819)	$(1,021,094)

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
Basic and Diluted net income (loss) per share:	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Numerators:
Allocation of net losses	$(155,972)	$(155,847)	$(317,028)	$(704,066)
Accretion of temporary equity	-	150,000	-	757,676
Accretion of temporary equity – (interest earned and unrealized gain on trust account)	-	458,839	-	858,920
Allocation of net income (loss)	$(155,972)	$452,992	$(317,028)	$912,530

Denominators:
Weighted-average shares outstanding	3,205,000	3,202,416	3,205,000	7,117,757
Basic and diluted net income (loss) per share	$(0.05)	$0.14	$(0.10)	$0.13

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

At March 31, 2024, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(86,382,792)
Plus:
Accretion of carrying value to redemption value	21,137,903
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	5,082,988
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$36,017,927

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2024, the Company incurred $30,000 in fees for these services.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On April 18, 2023, the Company amended and restated Promissory Note (the “First Amended Promissory Note”) in order to increase the available principal amount from $1,000,000 to $2,500,000, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination. On December 22, 2023, the Company amended and restated Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000.

On January 4, 2023, the Company started to draw the funds and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to February 5, 2023. The $383,333 extension fee represents approximately $0.033 per public share.

Starting on February 2023, the extension fee changed to $187,155 because 5,885,324 public shares were redeemed.

Starting on November 2023, the extension fee changed into the lower of $50,000 or $105,680 ($0.033 per share) because 2,412,260 public shares were redeemed.

As of March 31, 2024 and December 31, 2023, the loans under the promissory notes were $2,422,403 and $2,172,403, respectively.

Due to Related Party

As of March 31, 2024, the Company has amounts due to the Sponsor of $429,834 for formation and operational costs paid by the Sponsor on behalf of the Company. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

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

Underwriting Agreement

On August 10, 2021, the Company engaged Ladenburg Thalmann & Co. Inc. as its underwriter. The Company will granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions.

Ladenburg Thalmann has agreed to revise the warrant agreement that the warrant is exercisable on the later of one year after the closing of this offering or the consummation of an initial business combination.

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of March 31, 2024 and December 31, 2023, the Company have deferred underwriting commissions of $2,875,000 as non-current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. The Company dismissed the prior legal counsel in February 2024, and engaged the new legal counsel with $2,500 per month for SEC compliance. For the three months ended March 31, 2024 and 2023, the Company incurred $10,000 and $15,000 in fees for these services, respectively.

On April 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company and its subsidiary (the “Future Dao”). On October 6, 2023, the Merger Agreement been terminated. Due to this activity, the Company incurred professional fees with amounts of approximately $218,000 during the fiscal year 2023.

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of March 31, 2024 and December 31, 2023, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the financial statements.

On February 5, 2024, management and the Sponsor decided to dismiss the Company’s then-legal counsel and terminated its services of maintaining and managing the escrow account. During the year ended December 31, 2023, the Company received invoices with the total amounts of $155,000 for services related to the Merger Agreement and Initial Business Combination from the then-legal counsel. All received invoices were paid until the termination of services, which coincides with the termination of Merger Agreement. The Company did not have an executed engagement letter with the then-legal counsel. Management estimates the maximum service fees for the Initial Business Combination would be $400,000 based on other executed service agreements with the same then-legal counsel. We believe that we have a potential liability of $245,000 for potential unbilled service fees resulting from the termination of Merger Agreement, which represents a loss contingency to the Company. As of March 31, 2024, the Company has not recorded the potential amounts in the financial statements, as management does not believe it is more likely than not that we will be invoiced for additional services.

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

At March 31, 2024, the assets held in the trust account were entirely comprised of marketable securities, with all investments fully allocated to money market funds securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2024

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$36,067,927	$-	$-

December 31, 2023

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$35,359,088	$-	$-

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

Nasdaq Delisting Due to Compliance Issues

On May 31, 2024, the Company received a delinquency notification letter (the “First Notice”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq due to the non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to timely file the Annual Report on Form 10-K for the period ended December 31, 2023 and its Quarterly Report on Form 10-Q for the period ended March 31, 2024.

On July 12, 2024, the Company received a written notice (the “Second Notice”) from Nasdaq indicating that we were not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 public holders for continued listing on the Nasdaq Global Market.

On August 7, 2024, the Company received a determination letter (the “First Determination Letter”) from Nasdaq indicating that, unless the we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting (the “Delisting”) from The Nasdaq Capital Market at the opening of business on August 16, 2024 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, or such shorter time that we specify in articles of association, as amended. In addition, the failure to file the Annual Report on Form 10-K for the period ended December 31, 2023 and its Quarterly Report on Form 10-Q for the period ended March 31, 2024 served as an additional and separate basis for delisting, and as such, the Company would be required to address this concern before the Panel if it appeals Staff’s determination as well. The Company timely requested a hearing before the Panel. The hearing request resulted in a stay of any suspension or delisting action pending the hearing. The request for a hearing regarding the delinquent filings will stay the suspension of our securities for a period of 15 days from August 13, 2024, the date of request. The Company has filed its the Annual Report on Form 10-K on August 30, 2024.

On September 5, 2024, the Company received the second determination letter (the “Second Determination Letter”) from Nasdaq indicating that as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, and failure to have at least 400 public holders for continued listing on the Nasdaq Global Market, both of these matters serve as separate and additional basis for delisting the Company’s securities. The Company presented views of compliance plan with respect to the additional deficiencies, which will be considered by the Panel at the Hearing scheduled on September 19, 2024.

Drawdown of Promissory note

Subsequent to March 31, 2024, the Company withdrew $250,000 from the Amended Promissory Notes and deposited into the Marketable Securities held in Trust Account, for the May 2024, June 2024, July 2024, August 2024 and September 2024 extension fee payments, respectively.

Sponsor paid on behalf of the Company

Subsequent to March 31, 2024, the Sponsor paid a total of $428,327 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Amended Promissory Notes. As of the date of filing, the total amount due to Sponsor was $858,161.

Preliminary Proxy Statement

On August 6, 2024, the Company filed the preliminary proxy statements to SEC, which had proposed to i) amend the memorandum and articles of association of the Company to extend the date of consummate a business combination to April 5, 2025; ii) amend the investment management trust agreement by and among the Company, trustee and transfer agent to reflect the extension; iii) direct the chairman to adjourn the Extraordinary General Meeting to a later date or dates if there are not sufficient votes to approve. Until the filing date, the Extraordinary General Meeting has not been held and the proxy statement has not approved by shareholders.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination after the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024 and 2023, we had net income of $297,020 and $595,502, which consisted of interest income on marketable securities held in the Trust Account of $301,779 and $636,054 and unrealized gain on marketable securities held in Trust Account of $157,060 and $222,866, offset by expenses of $161,819 and $263,418, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $6,084,666 and a working capital deficit of $3,256,461 as of March 31, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

For the three months ended March 31, 2024 and 2023, net cash used in operating activities was nil and $82,159, respectively.

For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $250,000 and net cash provided by investing activities was $59,331,482, respectively.

For the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $250,000 and net cash used in financing activities was $59,295,607, respectively.

As of March 31, 2024, we had investments held in the Trust Account of $36,067,927. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of nil held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated Promissory Note (the Amended Promissory Note”) in order to a) increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination . On December 22, 2023, the Company amended and restated Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000.

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

Following the Extraordinary General Meeting, effective as of October 31, 2023, the Company, the Trustee and Vstock entered into an amendment to the Investment Management Trust Agreement (the “Amendment Agreement”) to change the date on which the Company’s ability to complete a business combination may be extended by up to six (6) additional increments of one-month each until August 5, 2024, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining Ordinary Share held by a Public Stockholder (the “Monthly Extension Payment”), and which Monthly Extension Payments, if any, shall be added to the Trust Account. As a result of the exercise of the redemption of 2,412,260 shares held by public shareholders, 3,202,416 public shares remain unredeemed as of March 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023, relating to: (i) ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively; (ii) lack of segregation of duties of CEO and CFO for performing formal process of reviewing transactions. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on April 4, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described herein and below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on April 4, 2022 and the annual report on Form 10-K/A for the fiscal year ended December 31, 2022, filed with the SEC on July 29, 2024.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the Nasdaq. On May 31, 2024, we received a delinquency notification letter (the “First Notice”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq due to the non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to timely file the Annual Report on Form 10-K for the period ended December 31, 2023 and its Quarterly Report on Form 10-Q for the period ended March 31, 2024. On July 12, 2024, we received a written notice (the “Second Notice”) from Nasdaq indicating that we were not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires us to have at least 400 public holders for continued listing on the Nasdaq Global Market.

On August 7, 2024, we received a determination letter (the “First Determination Letter”) from Nasdaq indicating that, unless the we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting (the “Delisting”) from The Nasdaq Capital Market at the opening of business on August 16, 2024 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, or such shorter time that we specify in our articles of association, as amended. In addition, our failure to file the Annual Report on Form 10-K for the period ended December 31, 2023 and its Quarterly Report on Form 10-Q for the period ended March 31, 2024 served as an additional and separate basis for delisting, and as such, the Company would be required to address this concern before the Panel if it appeals Staff’s determination as well. The Company timely requested a hearing before the Panel. The hearing request resulted in a stay of any suspension or delisting action pending the hearing. The request for a hearing regarding the delinquent filings will stay the suspension of our securities for a period of 15 days from August 13, 2024, the date of request. When we requested a hearing, we also requested a stay of the suspension, pending the hearing. A panel will review the request for an extended stay and notify us of its conclusion as soon as is practicable but in any event no later than 15 calendar days following the deadline to request the hearing. The Company has filed its the Annual Report on Form 10-K on August 30, 2024.

On September 5, 2024, we received the second determination letter (the “Second Determination Letter”) from Nasdaq indicating that as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, and failure to have at least 400 public holders for continued listing on the Nasdaq Global Market, both of these matters serve as separate and additional basis for delisting the Company’s securities. We presented our views of compliance plan with respect to the additional deficiencies, which will be considered by the Panel at the Hearing scheduled on September 19, 2024.

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

No unregistered sales or issuances of equity occurred during the quarter ended March 31, 2024.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: September 18, 2024		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Executive Officer and Chief Financial Officer

