Form 10-Q
period 2024-06-30
Metal Sky Star Acquisition Corp
filed 2024-09-18
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

Part I. Financial Information

Item 1. Financial Statements

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash in escrow	$-	$-
Prepaid expense	45,600	1,875
Total current assets	45,600	1,875
Noncurrent assets
Marketable securities held in trust account	36,684,240	35,359,088
Total noncurrent assets	36,684,240	35,359,088
Total assets	$36,729,840	$35,360,963

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accrued expenses	$330,260	$298,280
Due to Sponsor	623,546	375,834
Promissory note – related party	2,572,403	2,172,403
Total current liabilities	3,526,209	2,846,517
Noncurrent liabilities
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	6,401,209	5,721,517

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 3,202,416 and 11,500,000 shares at redemption value of $11.44 and $11.06 per share as of June 30, 2024 and December 31, 2023, respectively	36,634,240	35,409,088

Shareholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively, excluding 3,202,416 and 11,500,000 shares subject to possible redemption at June 30, 2024 and December 31, 2023, respectively	3,205	3,205
Accumulated deficit	(6,308,814)	(5,772,847)
Total shareholders’ deficit	(6,305,609)	(5,769,642)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$36,729,840	$35,360,963

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Formation and operational costs	$74,148	$223,977	$235,967	$487,395
Loss from operation costs	74,148	223,977	235,967	487,395

Operating loss	(74,148)	(223,977)	(235,967)	(487,395)

Other income:
Interest earned on marketable securities held in trust account	311,583	448,804	770,422	1,307,724
Unrealized gained on marketable securities held in trust account	154,730	241,602	154,730	241,602
Total other income	466,313	690,406	925,152	1,549,326

Income before income taxes	392,165	466,429	689,185	1,061,931

Income tax expense	-	-	-	-
Net income	$392,165	$466,429	$689,185	$1,061,931

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	3,202,416	5,614,676	3,202,416	6,362,064
Basic and diluted net income per share	$0.16	$0.13	$0.30	$0.26

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	3,205,000	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.03)	$(0.09)	$(0.08)	$(0.19)

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended June 30, 2024

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$(5,772,847)	$(5,769,642)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(150,000)	(150,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(458,839)	(458,839)
Net income	-	-	297,020	297,020
Balance at March 31, 2024	3,205,000	$3,205	$(6,084,666)	$(6,081,461)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(150,000)	(150,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(466,313)	(466,313)
Net income	-	-	392,165	392,165
Balance at June 30, 2024	3,205,000	$3,205	$(6,308,814)	$(6,305,609)

For the Six Months Ended June 30, 2023

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(757,676)	(757,676)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(858,920)	(858,920)
Net income	-	-	595,502	595,502
Balance at March 31, 2023	3,205,000	$3,205	$(3,827,702)	$(3,824,497)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(561,466)	(561,466)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(690,406)	(690,406)
Net income	-	-	466,429	466,429
Balance at June 30, 2023	3,205,000	$3,205	$(4,613,145)	$(4,609,940)

The accompanying notes are an integral part of these unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities:
Net income	$689,185	$1,061,931
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(770,422)	(1,307,724)
Unrealized gain on marketable securities held in trust account	(154,730)	(241,602)
Amortization	22,125	57,183
Net changes in operating assets & liabilities:
Prepaid expenses	(65,850)	(58,125)
Due to Sponsor	247,712	-
Accrued expenses	31,980	143,996
Net cash used in operating activities	-	(344,341)

Cash flows from investing activities:
Investment of cash in trust account	(400,000)	(1,319,142)
Cash withdrawn from trust account to redeem public shares	-	60,089,158
Net cash (used in) provided by investing activities	(400,000)	58,770,016

Cash flows from financing activities:
Proceeds of Sponsor loan	400,000	1,485,995
Redemption of public shares	-	(60,089,158)
Net cash provided by (used in) financing activities	400,000	(58,603,163)

Net change in cash and cash equivalents	-	(177,488)
Cash and cash equivalents at beginning of period	-	178,652
Cash and cash equivalents at end of period	$-	$1,164

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$1,225,152	$2,868,468

The accompanying notes are an integral part of the unaudited financial statements.

METAL SKY STAR ACQUISITION CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At June 30, 2024, the Company had not yet commenced any operations. All activity through June 30, 2024 relates to the Company’s formation and the proposed initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

On October 30, 2023 during the Extraordinary General Meeting, the shareholders approved an amendment to the company’s Amended and Restated Memorandum and Articles of Association to extend the date up to six (6) months which the company must consummate a business combination to August 5, 2024. As of June 30, 2024, the Company have approximately 1 months to consummate a business combination if fully extend the period of time as the Amended and Restated Memorandum and Articles of Association.

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

As of June 30, 2024 and December 31, 2023, the Company had $36,684,240 and $35,359,088 held in the Wilmington Trust account, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company had nil of cash held in escrow, $3,480,609 and $2,844,642 of working deficit.

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

As of June 30, 2024, the Company had nil in cash and working capital deficit of $3,480,609.

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

The Company has filed a preliminary proxy statement to amend its Amended and Restated Memorandum and Articles of Association, extending the deadline for consummating a business combination to April 5, 2025. The Company will have approximately 9 months to consummate a business combination as of June 30, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have cash held in escrow nil as of June 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

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

At June 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the three and six months ended June 30, 2024, interest earned from the Trust account amounted to $466,313 and $925,152, which $311,583 and $770,422 was reinvested in the Trust Account. $154,730 and $154,730 was also recognized as unrealized gain on investments held in the Trust account during the three months and six months ended June 30, 2024.

During the three and six months ended June 30, 2023, interest earned from the Trust account amounted to $690,406 and $1,549,326, which $448,804 and $1,307,724 was reinvested in the Trust Account. $241,602 and $241,602 was also recognized as unrealized gain on investments held in the Trust account during the three months and six months ended June 30, 2023.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company had generated interest income from the Marketable securities held in trust that is the Unite States sources investment, which is tax exemption interest and dividends. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of June 30, 2024, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2024 and 2023.

Net Income Per Share

Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of June 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended of June 30, 2024	For the Three Months Ended of June 30, 2023	For the Six Months Ended of June 30, 2024	For the Six Months Ended of June 30, 2023
Net income	$392,165	$466,429	$689,185	$1,061,931
Less: remeasurement to redemption value	(150,000)	(561,466)	(300,000)	(1,319,142)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(466,313)	(690,406)	(925,152)	(1,549,326)
Net loss excluding investment income in Trust Account	$(224,148)	$(785,443)	$(535,967)	$(1,806,537)

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(112,119)	$(112,029)	$(285,424)	$(500,019)	$(268,092)	$(267,875)	$(605,196)	$(1,201,341)
Accretion of temporary equity	-	150,000	-	561,466	-	300,000	-	1,319,142
Accretion of temporary equity – (interest earned and unrealized gain on trust account)	-	466,313	-	690,406	-	925,152	-	1,549,326
Allocation of net income (loss)	$(112,119)	$504,284	$(285,424)	$751,853	$(268,092)	$957,277	$(605,196)	$1,667,127

Denominators:
Weighted-average shares outstanding	3,205,000	3,202,416	3,205,000	5,614,676	3,205,000	3,202,416	3,205,000	6,362,064
Basic and diluted net income (loss) per share	$(0.03)	$0.16	$(0.09)	$0.13	$(0.08)	$0.30	$(0.19)	$0.26

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

At June 30, 2024, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(86,382,792)
Plus:
Accretion of carrying value to redemption value	21,287,903
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned and unrealized gains on trust account)	5,549,301
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$36,634,240

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For three months ended June 30, 2024 and 2023, the Company incurred $30,000 and $30,000 in fees for these services; For the six months ended June 30, 2024 and 2023, the Company incurred $60,000 and $60,000 in fees for these services. As of June 30, 2024 and 2023, the total balance of unpaid fees with amounts of $268,333 and $148,333 included in accrual expenses.

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

As of June 30, 2024 and December 31, 2023, the loans under the promissory notes were $2,572,403 and $2,172,403.

Due to Related Party

As of June 30, 2024 and December 31, 2023, the Company has amounts due to the Sponsor of $623,546 and $375,834 for formation and operational costs paid by the Sponsor on behalf of the Company. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

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

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of June 30, 2024 and December 31, 2023, the Company have deferred underwriting commissions of $2,875,000 as non-current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. The Company dismissed the prior legal counsel in February 2024, and engaged the new legal counsel with $2,500 per month for SEC compliance. For the three months ended as of June 30, 2024 and 2023, the Company incurred $7,500 and $15,000 in fees for these services, respectively. For the six months ended as of June 30, 2024 and 2023, the Company incurred $17,500 and $30,000 in fees for these services, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of June 30, 2024 and December 31, 2023, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the financial statements.

On February 5, 2024, management and the Sponsor decided to dismiss the Company’s then-legal counsel and terminated its services of maintaining and managing the escrow account. During the year ended December 31, 2023, the Company received invoices with the total amounts of $155,000 for services related to the Merger Agreement and Initial Business Combination from the then-legal counsel. All received invoices were paid until the termination of services, which coincides with the termination of Merger Agreement. The Company did not have an executed engagement letter with the then-legal counsel. Management estimates the maximum service fees for the Initial Business Combination would be $400,000 based on other executed service agreements with the same then-legal counsel. We believe that we have a potential liability of $245,000 for potential unbilled service fees resulting from the termination of Merger Agreement, which represents a loss contingency to the Company. As of June 30, 2024, the Company has not recorded the potential amounts in the financial statements, as management does not believe it is more likely than not that we will be invoiced for additional services.

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

At June 30, 2024, the assets held in the trust account were entirely comprised of marketable securities, with all investments fully allocated to money market funds securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2024

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$36,684,240	$-	$-

December 31, 2023

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$35,359,088	$-	$-

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

Drawdown of Promissory note

Subsequent to June 30, 2024, the Company withdrew $100,000 from the Amended Promissory Notes and deposited into the Marketable Securities held in Trust Account, for the August 2024 and September 2024 extension fee payments, respectively.

Sponsor paid on behalf of the Company

Subsequent to June 30, 2024, the Sponsor paid a total of $234,615 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Amended Promissory Notes. As of the date of filing, the total amount due to Sponsor was $858,161.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2024 and 2023, we had a net income of $392,165 and net income of $466,429, respectively, which consists of operating costs of $74,148 and $223,977, interest income of $466,313 and $690,406.

For the six months ended June 30, 2024 and 2023, we had a net income of $689,185 and a net income of $1,061,931, respectively, which consists of operating costs of $235,967 and $487,395, interest income of $925,152 and $1,549,326.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $6,308,814 and a working capital deficit of $3,480,609 as of June 30, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

For the six months ended June 30, 2024 and 2023, net cash used in operating activities was nil and $344,341, respectively.

For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $400,000 and net cash provided by investing activities is $58,770,016, respectively.

For the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $400,000 and net cash used in financing activities was $58,603,163, respectively.

As of June 30, 2024, we had investments held in the Trust Account of $36,684,240. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of nil held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Following the Extraordinary General Meeting, effective as of October 31, 2023, the Company, the Trustee and Vstock entered into an amendment to the Investment Management Trust Agreement (the “Amendment Agreement”) to change the date on which the Company’s ability to complete a business combination may be extended by up to six (6) additional increments of one-month each until August 5, 2024, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining Ordinary Share held by a Public Stockholder (the “Monthly Extension Payment”), and which Monthly Extension Payments, if any, shall be added to the Trust Account. As a result of the exercise of the redemption of 2,412,260 shares held by public shareholders, 3,202,416 public shares remain unredeemed as of June 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

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

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2024, relating to: (i) ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively; (ii) lack of segregation of duties of CEO and CFO for performing formal process of reviewing transactions. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and add second approval which establish a dual-approval process to ensure proper segregation of duties. The elements of our remediation plan can only be accomplished over the time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

No unregistered sales or issuances of equity occurred during the quarter ended June 30, 2024.

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

