Form 10-K
period 2024-12-31
Metal Sky Star Acquisition Corp
filed 2025-03-31
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (201) 721-8789

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

The number of shares and aggregate market value of common stock held by non-affiliates as of December 31, 2024 were 552,451 and approximately $6,706,755.14, respectively (based upon a per share closing price of $12.14 on December 31, 2024).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: As of December 31, 2024, there were 3,757,451 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the potential change in control if we acquire one or more target businesses for shares or other forms of equity;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our business combination, if we compete a business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-K. “We,” “us,” “our,” “company,” “our Company,” “the Company” or “Metal Sky” are to Metal Sky Star Acquisition Corporation, a Cayman Islands exempted company.

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

In connection with our initial public offering, (the “IPO”), we sold 11,500,000 units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, M-Star Management Corporation (the “Sponsor”), a British Virgin Islands company, the Company completed the private sale of an aggregate of 330,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,300,000. The Private Placement Units are identical to the Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The transaction costs of the IPO amounted to $5,704,741, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $529,741 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination; (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 28 months from the closing of the IPO if we extend the period of time to consummate a business combination, after amended and restated memo and articles), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 9 months from the closing of the IPO (or up to 28 months from the closing of the IPO if we extend the period of time to consummate a business combination, after amended and restated memo and articles).

On January 26, 2023, we held an Extraordinary General Meeting of shareholders which approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 5, 2023 to February 5, 2024 (for a total of up to 22 months to complete a business combination), subject to the payment into the trust account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares; and (ii) $0.033 per public share for each remaining ordinary share held by a public shareholder.

On October 30, 2023, we held an Extraordinary General Meeting of shareholders which approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from February 5, 2024 to August 5, 2024 (for a total of up to 28 months to complete a business combination), subject to the payment into the trust account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares; and (ii) $0.033 per public share for each remaining ordinary share held by a public shareholder.

On December 20, 2023, we held an Annual General Meeting of shareholders which approved the proposal to amend the Company’s amended and restated memorandum and articles of association to allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side.

On November 12, 2024, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination eight (8) times for an additional one (1) month each time from August 5, 2024 to April 5, 2025 (for a total of up to 36 months to complete a business combination) (the “Extension”); and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, (the “Trust Agreement”), by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer LLC, to reflect the Extension.

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026.

As of December 31, 2024, the Company had working capital deficit of $4,297,517.

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

Acquisition Strategy and Management Business Combination Experience

Our acquisition strategy is to identify, acquire, and after our initial business combination, build a company in an industry that complements the experience and expertise of our management team and will benefit from our operational and investment expertise. Our efforts in identifying prospective target businesses will not be limited to a particular geographic region. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

●	Middle-Market Growth Business. We primarily seek to acquire one or more growth businesses with a total enterprise value of between $300,000,000 and $600,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Strong Management Teams with a Proven Track Record: We intend to seek candidates who have strong management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with potential target’s management team and expect that the operating and financial abilities of our management and board will help potential target company to unlock opportunities for future growth and enhanced profitability.

●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Sponsor and management team may deem relevant. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us. We will also utilize our management team’s deal-making track record, professional relationships and capital markets expertise.

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

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he/she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Unless we complete our initial business combination with an affiliated entity, or our board of directors (the “Board”) cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he/she will need to honor his/her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his/her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his/her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers and directors are not prohibited from becoming an officer or director of another special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended.

Several of our officers and directors live outside the United States: Ms. Wenxi He lives in UK and is a British citizen, Mr. Zhuo Wang lives in the Singapore and is a Chinese citizen, Mr. Zining Jiang lives in China and is a Chinese citizen, Mr. Xinghua Fan lives in China and is a Chinese citizen, Mr. Kin Sze lives in Hong Kong and is a Chinese citizen and Mr. Christopher John Regan lives in UK and is a British citizen. Due to our significant ties to the PRC and/or Hong Kong, we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based SPAC, which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based and which may therefore limit the pool of our acquisition candidates.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating or consummating an initial business combination.

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this way a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our initial business combination and retain sufficient funds in our trust account in connection therewith.

Initial Business Combination Timeframe and Nasdaq Rules

We initially had until 9 months from April 5, 2022 to consummate our initial business combination. If we anticipated that we may not be able to consummate our initial business combination within 9 months, we may, by resolution of our Board if requested by our Sponsor, extend the period of time to consummate a business combination up to twelve times, each by an additional month, subject to the Sponsor depositing additional funds into the trust account as set out below. On January 26, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 5, 2023 to February 5, 2024. On October 30, 2023, we held a shareholder meeting and approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from February 5, 2024 to August 5, 2024 (for a total of up to 28 months to complete a business combination), subject to the payment into the trust account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining ordinary share held by a public shareholder.

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

On November 12, 2024, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination eight (8) times for an additional one (1) month each time from August 5, 2024 to April 5, 2025 (for a total of up to 36 months to complete a business combination) (the “Extension”); and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, (the “Trust Agreement”), by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer LLC, to reflect the Extension. Currently, we have until April 5, 2025 to consummate an initial business combination, with a monthly extension fees of $50,000.

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s amended and restated memorandum and articles of association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination. As of the date of this Annual Report, the Extraordinary General Meeting has not been held and the proposals included in the proxy statement have not been approved by the shareholders.

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to NASDAQ rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors.

The time required to select and evaluate a target business and to structure and complete a business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification, evaluation and consummation of a prospective target business will result in our incurring losses and will reduce the funds that we can use to complete another business combination.

Summary Information Related to Our Securities, Redemption Rights and Liquidation

We are a Cayman Islands exempted company (company number: 375777) and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association, our share capital is US$50,000 divided into 50,000,000 ordinary shares, $0.001 par value each. The information provided below is a summary only and we refer you to our prospectus dated as of March 31, 2022 filed with the SEC, our amended and restated memorandum and articles of association and our warrant agreement with Vstock Transfer LLC Company as warrant agent for additional important and material information.

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

As of December 31, 2024, there were 3,757,451 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of December 31, 2024, there are warrants outstanding to acquire and aggregate of 11,500,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek shareholders’ approval of an initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would require us to seek shareholders’ approval under the law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require that we conduct a tender offer under SEC rules rather than seeking shareholders’ approval). Under NASDAQ rules, asset acquisitions and stock purchases would not typically require shareholders’ approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares (unless we are deemed to be a foreign private issuer at such time) or seek to amend our amended and restated memorandum and articles of association would require shareholders’ approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholders’ approval are required by law or stock exchange listing requirement or we choose to seek shareholders’ approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NASDAQ, we will be required to comply with NASDAQ rules.

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

Our currently in effect amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Currently, we have until April 5, 2025 to consummate an initial business combination. If we are unable to complete our initial business combination by April 5, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the applicable laws; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable laws. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our initial business combination by April 5, 2025.

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s amended and restated memorandum and articles of association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination. As of the date of this Annual Report, the Extraordinary General Meeting has not been held and the proposals included in the proxy statement have not been approved by the shareholders.

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

There is uncertainty as to whether the Cayman Islands courts would:

○	recognize or enforce against us judgments of U.S. courts based on certain civil liability provisions of the U.S. securities laws; and

○	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

There is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a foreign judgment, without any re-examination or re-litigation of matters adjudicated upon, provided such judgment:

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

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with the new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th; or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

We are a Cayman Islands exempted company incorporated on May 5, 2021. Our executive offices are located at 221 River Street, 9th Floor, Hoboken, New Jersey, and our telephone number is (201) 721-8789.

The fact that our Sponsor is, controlled by, and has substantial ties with a non-U.S. person could impact our ability to complete our initial business combination.

Our Sponsor, M-Star Management Corp., is controlled by our Chairman and Chief Executive Officer, Ms. Wenxi He, who is a British citizen. Our Sponsor currently owns approximately 85.3% of our outstanding shares. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of governmental review, whether by CFIUS or otherwise, could be lengthy. Because we only have limited time to complete the initial business combination, our failure to obtain any required approvals within the requisite time period may subject us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, we have listed out various risks as set forth below that could have a material effect on the Company and its operations.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with all other information contained in this Annual Report, including the consolidated financial statements, before making a decision to invest in our securities. This Annual Report contains forward looking statements that involve risks and uncertainties. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected and could differ materially from those anticipated in the forward-looking statements. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to a Potential Business Acquisition

Nasdaq may delist our securities from trading on its exchange if we are not able to continue to meet its continued listing rules or if we are not able to complete a business combination by April 5, 2025, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

On August 7, 2024, we received a notice (the “Second Notice”) from Nasdaq indicating that, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting (the “Delisting”) from The Nasdaq Capital Market at the opening of business on August 16, 2024 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, or such shorter time that we specify in our articles of association, as amended. In addition, our failure to file the Annual Report on Form 10-K for the period ended December 31, 2023 and its Quarterly Report on Form 10-Q for the period ended March 31, 2024 served as an additional and separate basis for delisting, and as such, the Company would be required to address this concern before the Panel if it appeals Staff’s determination as well. Accordingly, the Company timely requested a hearing before the Panel. The hearing request resulted in a stay of any suspension or delisting action pending the hearing. The request for a hearing regarding the delinquent filings will stay the suspension of our securities for a period of 15 days from August 13, 2024, the date of request. When we requested a hearing, we also requested a stay of the suspension, pending the hearing. The hearing was scheduled on September 19, 2024. By letter dated October 3, 2024, we were notified that the Panel had granted the Company’s request for continued listing on Nasdaq subject to the Company’s compliance with amendment of its articles of incorporation to extend the deadline by which it must complete a business combination by November 30, 2024.

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

On October 7, 2024, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the Nasdaq’s periodic filing requirement and the minimum public shareholders requirement. The Company will be subject to a mandatory panel monitor for a period of one (1) year from October 7, 2024. If within that one-year monitoring period, the Staff finds the Company again out of compliance with the periodic filing rule that was the subject of the exception, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to the Nasdaq Listing Rules 5810(c)(3). The Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The Company’s securities may be at that time delisted from Nasdaq.

As approved by its shareholders at the Extraordinary General Meeting which held on November 12, 2024, we have filed the amended and restated memorandum and articles of association with the Cayman Islands General Registry on November 13, 2024 which reflected the extension by which the Company has to consummate a business combination up to eight times, each such extension for an additional one-month period, from August 5, 2024 to April 5, 2025. Subsequently on February 12, 2025, we received a letter from Nasdaq, notifying the Company that it had regained compliance with Nasdaq Listing Rule IM-5101-2(b). Hence, pursuant to the Letter, Company has demonstrated compliance with all the Nasdaq’s initial listing requirements and therefore the Company’s securities will remain listed on the Nasdaq.

However, we cannot assure you that we will be able to continue to maintain listing on Nasdaq. Nasdaq Rule IM 5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, which, in the case of the Company, would be April 5, 2025. Nasdaq Rule IM 5810-1 provides that Nasdaq will inform a company that its securities are immediately subject to suspension and delisting in the event that the company fails to comply with rule IM 5101-2. Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting upon issuance of a delisting determination letter for failure to meet the requirement in Nasdaq Rule IM 5101-2. Nasdaq may only reverse the determination if it finds it made a factual error applying the applicable rule, which is unlikely if Nasdaq provides the delisting determination letter after the 36-month window, i.e. after April 5, 2025. The extension proposal seeking to extend the date by which the Company has to consummate a business combination up to nine (9) times, from April 5, 2025 to January 5, 2026, being presented at the extraordinary general meeting to be held on April 2, 2025 seeks to extend the deadline for the Company to complete a business combination to the 45-month anniversary of its IPO, which exceeds the time frame allowed under Nasdaq Rule IM 5101-2. If such extension proposal is approved and the Board chooses to extend the deadline beyond April 5, 2025, the Company may face suspension and delisting from Nasdaq for non-compliance with these listing rules unless a business combination is completed by April 5, 2025.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. We may no longer be attractive as a merger partner if we are no longer listed on an exchange. We could face significant material adverse consequences, including:

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

Extending the deadline for completing our business combination beyond August 5, 2024, contradicted our previously in effect amended and restated memorandum and articles of association and the disclosures in our IPO prospectus, prior to the extraordinary general meeting held on November 12, 2024, and could increase uncertainty and market risks, potentially diminishing shareholder value and the success of a business combination.

In our IPO prospectus, we disclosed that if we do not complete our business combination by the original termination date, we would automatically redeem our public shares and wind up our operations. The Board recognized that failing to complete a business combination by August 5, 2024, triggered the Automatic Redemption requirement, which was required to be completed by August 19, 2024, pursuant to Article 36.2 of our previously in effect amended and restated memorandum and articles of association prior to the extraordinary general meeting held on November 12, 2024. The Board believed that it was in the best interests of our shareholders to (i) extend the time to complete a business combination for an additional eight one-month periods, from August 5, 2024, to April 5, 2025; and (ii) hold an extraordinary general meeting to provide shareholders with the option to redeem our public shares. Accordingly, at the extraordinary general meeting held on November 12, 2024, the proposal to extend the time for the Company to complete a business combination for an additional eight one-month periods, from August 5, 2024 to April 5, 2025 was approved and we are no longer in contradiction with our currently in effect amended and restated memorandum and articles of association and the disclosures in our IPO prospectus following the extraordinary general meeting held on November 12, 2024. On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to amend the Company’s amended and restated memorandum and articles of association to complete a business combination for an additional nine one-month periods from April 5, 2025 to January 5, 2026.

However, the failure to complete the Automatic Redemption by August 19, 2024 and the proposed extension at the extraordinary general meeting held on November 12, 2024 contradicted our previously in effect amended and restated memorandum and articles of association and the disclosures in our IPO prospectus prior to the extraordinary general meeting held on November 12, 2024, which could expose our Board to shareholder opposition or lawsuits for breaching fiduciary and common law duties. Shareholders may also request that the Company cover any losses resulting from the Automatic Redemption compared to the redemption option available at the extraordinary general meeting held on November 12, 2024, and may demand that the Company liquidate the trust.

Furthermore, extending the business combination period beyond August 5, 2024, may introduce additional uncertainties and market risks. On May 31, 2024, we received a delinquency notification letter (the “First Notice”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq due to the non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to timely file the Annual Report on Form 10-K for the period ended December 31, 2023 (the “2023 10-K”) and its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “2024 Q1 10-Q”). On July 12, 2024, we received a written notice (the “Second Notice”) from Nasdaq indicating that we were not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires us to have at least 400 public holders for continued listing on the Nasdaq Global Market. On August 7, 2024, we received a determination letter (the “First Determination Letter”) from Nasdaq indicating that, unless the we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting (the “Delisting”) from The Nasdaq Capital Market at the opening of business on August 16, 2024 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, or such shorter time that we specify in our articles of association, as amended.

In addition, our failure to file the 2023 10-K and the 2024 Q1 10-Q served as an additional and separate basis for delisting, and as such, the Company would be required to address this concern before the Panel. The Company timely requested a hearing before the Panel. The hearing request resulted in a stay of any suspension or delisting action pending the hearing. On September 5, 2024, we received the second determination letter (the “Second Determination Letter”) from Nasdaq indicating that as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the “2024 Q2 10-Q”), and failure to have at least 400 public holders for continued listing on the Nasdaq Global Market, both of these matters serve as separate and additional basis for delisting the Company’s securities. We filed the 2023 10-K on August 30, 2024, and the 2024 Q1 10-Q and 2024 Q2 10-Q on September 18, 2024. We had the hearing on September 19, 2024, to appeal Nasdaq’s decision to delist our securities. The Panel issued its decision letter on October 3, 2024, granting our request to continue the listing on Nasdaq until November 30, 2024, in order to allow us time to amend our previously in effect amended and restated memorandum and articles of association to extend the deadline for completing a business combination. Subsequently, as approved by our shareholders at the extraordinary general meeting held on November 12, 2024, the Company has filed our currently in effect amended and restated memorandum and articles of association with the Cayman Islands General Registry on November 13, 2024 which reflected the extension by which the Company has to consummate a business combination up to eight (8) times, each such extension for an additional one-month period, from August 5, 2024 to April 5, 2025. Further, we have filed a definitive proxy statement with the SEC on March 17, 2025 seeking to extend the date by which we have to consummate a business combination up to nine (9) times, from April 5, 2025 to January 5, 2026, at the extraordinary general meeting to be held on April 2, 2025.

On February 12, 2025, the Company received the Letter (as defined above) from the Office of the General Counsel of Nasdaq dated February 11, 2025, notifying the Company that it had regained compliance with Nasdaq Listing Rule IM-5101-2. Hence, pursuant to the Letter, Company has demonstrated compliance with all Nasdaq’s initial listing requirements and therefore the Company’s securities will remain listed on the Nasdaq. However, we cannot assure you that we will be able to continue to maintain the listing of our securities on Nasdaq. For details, please see “— Nasdaq may delist our securities from trading on its exchange if we are not able to continue to meet its continued listing rules or if we are not able to complete a business combination by April 5, 2025, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

The proposed extension at extraordinary general meeting held on November 12, 2024 has created uncertainty for shareholders regarding the timing of their redemption payments. Prior to the extraordinary general meeting held on November 12, 2024, the Board did not take steps towards the Automatic Redemption and did not plan to do so unless our shareholders did not vote to extend our life pursuant to such extension proposal. Those shareholders elected for redemptions at the extraordinary general meeting held on November 12, 2024 had their shares redeemed promptly after the meeting, which may also negatively impact our ability to complete a business combination, increasing operational costs or reducing the attractiveness of potential targets. Additionally, market conditions could worsen during the extended period, taking into account the extension of the date by which we have to consummate a business combination from April 5, 2025 to January 5, 2026, if such extension being approved by the shareholders at the extraordinary general meeting to be held on April 2, 2025, thus affecting the value and feasibility of any potential business combination. The funds in the trust account are also subject to market risks, which could reduce the amount available for redemption at the closing of a business combination. These factors could negatively impact your investment’s value and the success of our business combination, potentially leading to an inability to complete it within the extended timeframe.

The proposed extension presented at the extraordinary general meeting held on November 12, 2024 contradicted the Investment Management Trust Agreement with Wilmington Trust, National Association, as amended by the Amendment Agreement, dated October 31, 2023.

We entered into an Investment Management Trust Agreement (the “IMTA”) with Wilmington Trust, National Association, and Vstock Transfer LLC, as amended on October 31, 2023. The proceeds generated from the IPO and the sale of the private placement units were placed in the Trust Account. Prior to the extraordinary general meeting held on November 12, 2024, the parties to the IMTA had agreed to commence liquidation of the Trust Account within two business days following the date which is the later of (1) August 5, 2024; and (2) such later date as may be approved by the Company’s shareholders in accordance with our previously in effect amended and restated memorandum and articles of association, if a termination letter has not been received by the Trustee prior to such date. The Board recognized that the failure to complete a business combination by August 5, 2024, triggered the Automatic Redemption requirement, which was required to be completed by August 19, 2024, pursuant to Article 36.2 of our previously in effect amended and restated memorandum and articles of association prior to the extraordinary general meeting held on November 12, 2024. The failure to complete the Automatic Redemption by August 19, 2024 contradicted Article 36.2 of the Amended and Restated M&AA in effect prior to the extraordinary general meeting held on November 12, 2024 and violated the terms of the IMTA. Prior to the extraordinary general meeting held on November 12, 2024, the Board did not take steps to commence liquidation of the Trust Account, nor discussed the commencement of the liquidation with the Trustee. The violation of the Trust Agreement could be the basis for a shareholder lawsuit against us. Prior to the extraordinary general meeting held on November 12, 2024, the Board did not take steps towards the Automatic Redemption and did not plan to do so unless our shareholders did not vote to extend our life pursuant to the extension proposal presented at the meeting. At the extraordinary general meeting held on November 12, 2024, the proposals to (i) extend the time for the Company to complete a business combination for an additional eight one-month periods, from August 5, 2024 to April 5, 2025; and (ii) amend the IMTA to reflect the proposed extension from August 5, 2024 to April 5, 2025 were approved, and accordingly, we are no longer in violation of the terms of the IMTA following the extraordinary general meeting held on November 12, 2024.

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to (i) extend the time for the Company to complete a business combination for an additional nine one-month periods, from April 5, 2025 to January 5, 2026; and (ii) amend the IMTA to reflect the proposed extension from April 5, 2025 to January 5, 2026, subject to the shareholders’ approval at the extraordinary general meeting to be held on April 2, 2025.

Our public shareholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may, in certain circumstances, choose not to hold a shareholder vote to approve an initial business combination unless that business combination would require shareholders’ approval under applicable law or stock exchange listing requirements. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, but would still require us to obtain shareholders’ approval if we were seeking to issue more than 20% of our outstanding shares as consideration in any business combination. Except as required by the applicable laws or stock exchange rules, the decision as to whether we will seek shareholders’ approval of a business combination or will allow public shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholders’ approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into a business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many of our remaining public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with such business combination. Furthermore, our currently in effect amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we would not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 36 months from the closing of our initial public offering or seek a shareholders’ approval on the extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Currently, we have until April 5, 2025 to consummate an initial business combination. We have filed a definitive proxy statement with the SEC on March 17, 2025 seeking to extend the date by which we have to consummate a business combination up to nine (9) times, from April 5, 2025 to January 5, 2026, at the extraordinary general meeting to be held on April 2, 2025. If we have not consummated an initial business combination by April 5, 2025, or by January 5, 2026, in the event such extension proposal is approved at the extraordinary general meeting to be held on April 2, 2025, or any other applicable time period as approved by our shareholders, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to the applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors as stipulated herein.

If we seek shareholders’ approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on an initial business combination and reduce the public “float” of our securities.

If we seek shareholders’ approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligations or duty to do so and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholders’ approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

As the number of special purpose acquisition companies evaluating increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination or compromise our ability to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, efforts and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Because of our special purpose acquisition company structure, limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make any acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigations, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigations, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and our Board members may be viewed as having breached their fiduciary duties to our creditors, thereby exposing our Board members and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order to not be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with the applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed our initial business combination within 36 months of the closing of the initial public offering or during any extension period, our public shareholders may be forced to wait beyond such time frame before redemption from our trust account.

On November 12, 2024, we held an extraordinary general meeting of shareholders and approved the proposal to extend the date by which we must consummate a business combination from August 5, 2024 to April 5, 2025, which is the 36-month anniversary since our IPO. Currently, we have until April 5, 2025 to consummate an initial business combination. We have filed a definitive proxy statement with the SEC on March 17, 2025 seeking to extend the date by which we have to consummate a business combination up to nine (9) times, from April 5, 2025 to January 5, 2026, at the extraordinary general meeting to be held on April 2, 2025. If we have not completed our initial business combination within 36 months from the closing of the initial public offering or during any extension period as approved by our shareholders, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 36 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

Any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities.

If we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For instance, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be beyond our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duties owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholders’ approval of the transaction is required by law, or we decide to obtain shareholders’ approval for business or other reasons, it may be more difficult for us to attain shareholders’ approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be beyond our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions and, consequently, you may have no assurance from an independent source that the price we are paying for a target business is fair to our Company from a financial point of view.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event that we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, to the extent required by the applicable laws or based upon the direction of our Board or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community.

Our initial business combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholders’ approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for our shareholders or warrant holders in the jurisdiction in which the target company is located or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to pay such taxes.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time, attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist. As a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulations;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategies; and

●	other disadvantages compared to our competitors who have less debt.

We may complete one business combination which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses concurrently or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we have focused and, intend to focus, our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, its properties or assets; and

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to concurrently complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to concurrently acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

Our currently in effect amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting fees (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their public shares or, if we seek shareholders’ approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or their affiliates. In the event that the aggregate cash consideration we would be required to pay for all shares that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the initial business combination, exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any public shares, all shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of “business combination,” increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination, in order to effectuate our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may target businesses larger than we could acquire with the net proceeds of our initial public offering. As a result, we may be required to seek additional financing to complete such business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of growing future capital needs for any particular transaction, the depletion of our available funds outside the trust account in search of a target business, the obligation to repurchase for cash a significant number of public shares from public shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with the federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.

We may issue shares to investors in connection with our initial business combination at a price that is less than the prevailing market price for our ordinary shares.

In connection with our initial business combination, we may issue shares to investors in private placement transactions at a price of $10 per share or which approximates the per-share amount in our trust account at such time. The purpose of such issuances will be to, among other things, provide sufficient working capital to the post-business combination entity. Depending upon the prevailing market price for our ordinary shares, the price of any shares we issue may be less, and potentially significantly less, than such price at the time of issuance.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and beyond our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other financial or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance our initial business combination. Accordingly, any public shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place, which could materially and adversely affect our business, financial conditions and result of operations.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business, and as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duties owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing the initial business combination and would also be subject to a variety of additional risks that may negatively impact our operations.

We will be subject to risks associated with cross-border business combinations, including but not limited to investigating, agreeing to and completing the initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect an initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	inflation rates;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete the initial business combination, or, if we complete such a business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholders’ approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations of various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under the applicable laws. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend significant time and resources to become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting and conglomerate structures. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination, we will have to evaluate the corporate governance of a target and the business environment, and in accordance with the applicable laws in the United States for reporting companies to implement practices that will ensure compliance with all the applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risks to an investment that we ultimately make and which may result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the United States, which may make the consummation of a business combination with a foreign company more difficult. We therefore may encounter more difficulties in achieving our business objectives.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event that we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our securities and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operates our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries that we will focus on, may from time to time experience incidents of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investors’ concern on the stability in certain regions, which may adversely affect the value of our securities and the trading price of our shares following our business combination. Events with this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, financial conditions and results of operations following the business combination.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates for business combination. Therefore, we do not consider that we face significant cybersecurity risks.

We have not adopted any cybersecurity risk management program or formal procedures for assessing cybersecurity risks. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our Board for further actions, including the implementation of mitigation measures or other response or actions that the Board deems appropriate to take.

Since the completion of our initial public offering and as of the date of this Annual Report on Form 10-K, we have not experienced any cybersecurity threats that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategies, results of operations, or financial condition.

Item 2. Properties

We currently maintain our executive offices at 221 River Street, 9th Floor, Hoboken, New Jersey. The cost for this space is included in the $10,000 per month fee that we will pay our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2024, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units are currently traded on The Nasdaq Global Market under the symbol “MSSAU” and started trading on The Nasdaq Global Market on April 3, 2022. Our ordinary shares, rights and warrants and began separate trading on May 26, 2022, under the symbols “MSSA,” “MSSAR” and “MSSAW” respectively.

Shareholders of Record

As of December 31, 2024, there were 332,676 of our units issued and outstanding held by 2 shareholders of record. Assuming all units have been separated into ordinary shares, rights and warrants, as of December 31, 2024, there were 11,830,000 ordinary shares issued and outstanding held by 1shareholder of record, there were 11,497,324 of our rights issued and outstanding held by 3 shareholders of record, and there were 11,497,324 warrants issued and outstanding held by 1 shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of a business combination. The payment of any dividends subsequent to a business combination will be, subject to the laws of the Cayman Islands, within the discretion of our Board at such time. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any cash dividends in the foreseeable future. In addition, our Board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to under the terms of such indebtedness.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

The registration statement for our initial public offering was declared effective by the SEC on March 31, 2022. We completed our initial public offering on April 5, 2022. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share, one right and one redeemable warrant. Each right entitles the holders thereof to receive one tenth (1/10) of one ordinary shares upon the consumption of the initial business combination. Each warrant entitles the holder thereof to purchase one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants.

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

Transaction costs related to our IPO amounted to $5,704,741, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $529,741 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination; (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 45 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 9 months from the closing of the IPO (or up to 45 months from the closing of the IPO if we extend the period of time to consummate a business combination.

For the year ended December 31, 2024, net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was nil. As of December 31, 2024, the Company had working capital deficit of $4,297,517.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on May 5, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the IPO and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. As of the date of this Annual Report, we have not entered into any binding agreement with any target entity. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2024 and 2023, we had net income of $923,146 and $2,152,160, which consisted of interest income on marketable securities held in the Trust Account of $1,689,898 and $2,794,771 and unrealized gain on marketable securities held in Trust Account of $36,123 and $155,897, offset by expenses of $802,875 and $798,508, respectively. The formation and operational costs mainly consisted of administrative expenses to the Sponsor and professional expenses. The other income and unrealized gain on marketable securities comprise of mainly tax-exempt interest income.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $7,175,722 and a working capital deficit of $4,297,517 as of December 31, 2024, which raises substantial doubt about its ability to continue as a going concern.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Until the consummation of the business combination, we will be using the funds not held in the Trust Account.

On April 5, 2022, we consummated the IPO of 11,500,000 Units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 330,000 Private Units to the Sponsor at a price of $10.00 per Private Unit generating gross proceeds of $3,300,000.

Following the IPO and the sale of the Private Units, a total amount of $115,000,000 was placed in the Trust Account. We incurred $5,704,741 in transaction costs, including $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $529,741 of other offering costs.

For the year ended December 31, 2024 and 2023, net cash used in operating activities was $nil and $233,324, respectively.

For the year ended December 31, 2024 and 2023, net cash provided by investing activities was $30,407,590 and $84,265,061, respectively.

For the year ended December 31, 2024 and 2023, net cash used in financing activities was $30,407,590 and $84,210,389, respectively.

As of December 31, 2024, we had investments held in the Trust Account of $6,677,519. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of nil held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to complete a business combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the IPO, or $2,875,000. The deferred fee will be paid in cash upon the closing of a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Note bear no interest and are repayable in full upon the earlier of (a) December 31, 2023; or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated the Promissory Note (the “Amended Note”) in order to a) increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023; and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination. On December 22, 2023, Metal Sky amended and restated the Amended Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000. As of December 31, 2024, the balance of the Second Amended Promissory Note was $2,822,403.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such a business combination.

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

General Meetings

On January 26, 2023, the Company held an Extraordinary General Meeting at which the Company’s shareholders approved proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination to February 5, 2024. As a result of the exercise of the redemption right, 5,885,324 shares held by public shareholders were redeemed.

On October 30, 2023, the Company held an Extraordinary General Meeting at which the Company’s shareholders approved proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination to August 5, 2024 and to reduce the amount of the fee to extend such time period (the “Charter Amendment Proposal”); and (ii) amend the Investment Management Trust Agreement dated March 30, 2022 among the Company, Wilmington Trust, National Association (the “Trustee”) and Vstock Transfer LLC (“Vstock”) to reflect the Charter Amendment Proposal. As a result of the exercise of the redemption right, 2,412,260 shares held by public shareholders were redeemed.

Following the Extraordinary General Meeting, effective as of October 31, 2023, the Company, the Trustee and Vstock entered into an amendment to the Investment Management Trust Agreement (the “Amendment Agreement”) to change the date on which the Company’s ability to complete a business combination may be extended by up to six (6) additional increments of one-month each until August 5, 2024, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining Ordinary Share held by a public shareholder (the “Monthly Extension Payment”), and which Monthly Extension Payments, if any, shall be added to the Trust Account.

On December 20, 2023, the Company held an Annual General Meeting at which the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to allow the Company to undertake an initial business combination with an entity or business, with a physical presence, operation, or other significant ties to China or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target, on the other side.

On November 12, 2024, the Company held an Extraordinary General Meeting at which the Company’s shareholders approved proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination to April 5, 2025; and (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal. As a result of the exercise of the redemption of 2,649,965 shares held by public shareholders, 552,451 public shares remain unredeemed as of December 31, 2024.

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s amended and restated memorandum and articles of association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination. As of the date of this Annual Report, the Extraordinary General Meeting has not been held and the proposals included in the proxy statement have not been approved by the shareholders.

Merger Agreement

On April 12, 2023, Metal Sky entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company (the “Future Dao”), and Future Dao League Limited, a Cayman Islands exempted company and wholly owned subsidiary of Future Dao (the “Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub will merge with and into Metal Sky (the “First Merger”), with Metal Sky surviving the First Merger as a wholly owned subsidiary of Future Dao; and (ii) Metal Sky will merge with and into Future Dao (the “Second Merger” and together with the First Merger, the “Mergers”), with Future Dao surviving the Second Merger (the “Second Business Combination”). Immediately prior to the First Effective Time, Future Dao will effect a recapitalization of its equity securities (the “Recapitalization”) including a share split of each outstanding Future Dao Ordinary Share into such number of Future Dao Ordinary Shares, calculated in accordance with the terms of the Merger Agreement, such that, based on a value of $350 million for all of the outstanding Future Dao Ordinary Shares, each Future Dao Ordinary Share will have a value of $10.00 per share after giving effect to such share split (the “Share Split”). The Business Combination has been unanimously approved by the boards of directors of both Metal Sky and Future Dao pursuant to a written resolution. The Business Combination is expected to close prior to the end of 2023.

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

On October 1, 2024, Metal Sky entered into a non-binding letter of intent for a business combination with Okidoki OÜ (“Okidoki”), which it is one of Estonia’s largest and most popular general classifieds platform. Under the terms of the letter of intent, the Company and Okidoki would become a combined entity. Okidoki’s existing equity holders would roll 100% of their equity into the combined public company, based on a total equity value of $120 million for Okidoki.

There are no guarantees that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction would be subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions.

On November 4, 2024, Metal Sky entered into a letter of intent with Fedilco Group Limited (“Fedilco”), a Cyprus-based company which holds an 80% equity interest in Viva Armenia Closed Joint-Stock Company, an Armenia-based telecom company. Pursuant to the letter of intent, Metal Sky expresses interest in acquiring all the issued and outstanding shares of Fedilco. The parties will seek necessary permissions and/or approvals from the Republic of Armenia’s state authorities for the proposed transaction.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at of the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2024.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024, relating to: (i) ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively; (ii) lack of segregation of duties of chief executive officer and chief financial officer for performing formal process of reviewing transactions. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2024.

To respond to these material weaknesses, we have devoted and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications, and add second approval which establish a dual-approval process to ensure proper segregation of duties. The elements of our remediation plan can only be accomplished over the time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable details, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2024 was not effective.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
Wenxi He	46	Chief Executive Officer and Director
Kin Sze	54	Chief Financial Officer
Zhuo Wang	37	Independent Director
Zining Jiang	50	Independent Director
Xinghua Fan	62	Independent Director
Christopher John Regan	51	Independent Director

Ms. Wenxi He has served as our Chief Executive Officer and Chairwoman since September 2023. She serves as chief investment officer at Still Waters Green Technology Limited, an asset management company based in London, specializing in the development and management of renewable energy and power generation assets, since February 2019. Ms. He has over 15 years of experience in the investment banking industry. Prior to joining Still Waters Green Technology Limited, she served as the managing director and global head of commodity exchange traded products at Bank of America Merrill Lynch in London. She was responsible for initiating and executing strategic solutions and issuance, trading physical and synthetic commodity products, and managing portfolio assets in energy, metals and agriculture, with a wide variety of commodity, currency and interest-rate risk. Prior to that, Ms. He traded and structured commodity derivative products at Citigroup, fixed income security products with a focus on structured credit and rates at UBS and RBC Capital Markets. Ms. He holds master’s degrees in both Mathematical Finance and Engineering from University of Toronto, and a bachelor’s degree in Engineering from Tongji University.

Mr. Kin Sze has served as our Chief Financial Officer since December 2024. Mr. Sze has more than 20 years of investment experience in the global financial market. Since July 2024, he has served as the chief executive officer and chairman of Ocean Capital Acquisition Corporation. He is a director of Yoov Group Holding Limited, a cloud-based application platform as a service company, which entered into an agreement and plan of merger to acquire Aptorum Group Limited (Nasdaq: APM) for US$250 million in a reverse merger transaction. From July 2020 to October 2024, he was the executive director of Silverbricks Asset Management Company Limited, which provides diversified financial services with all-rounded products for institutional and retail clients. From March 2019 to June 2020, he served as the chief executive officer and a director of Proficient Alpha Acquisition Corp (Nasdaq: PAAC), a US$115 million SPAC that completed its merger with Lion Group Holding Limited in June 2020. Previously, he served as the executive director of ABC International Holdings Limited, an investment banking business flagship of Agricultural Bank of China Limited and was responsible for its direct investment business. He also worked as a senior manager at China Everbright Limited, a China-based financial group engaged in banking, securities, insurance, asset management, and direct investment. Mr. Sze received an MBA degree from the University of South Australia and a bachelor’s degree in chemical engineering from the University of Toronto. He is a Chartered Financial Analyst charter holder and a fellow of the Institute of Public Accountants and the Institute of Financial Accountants.

Mr. Christopher John Regan has served as an independent director of our Company since January 7, 2025. He serves as the director and head of Trading of KX Power, an asset management business operating grid scale batteries in the United Kingdom. With over 20 years’ experience in the energy sector, he specializes in asset optimization and short-term power trading. Mr. Regan is also the managing director of short-term power trading at an energy trading software firm where he develops algorithmic trading solutions. Prior to joining KX Power, Mr. Regan was the head of Trading and Operations and Battery Optimization at EDF Energy, managing long-term physical trading, gas balancing, short-term power trading and portfolio optimization. Mr. Regan was also responsible for developing a battery trading platform, PowerShift. Mr. Regan holds a bachelor’s degree in Physics with Computer Science from the University of Southampton as well as an EMBA with distinction from Insead where he was a top-scoring student placed on the Dean’s List.

Mr. Zhuo Wang has served as an independent director of our Company since March 31, 2022. Mr. Wang serves as the director of Mingzhu Logistics Holdings Limited, a NASDAQ-listed company (Nasdaq: YGMZ), since April 2018. Mr. Wang has over ten years of experience in investment and management. He has also served as the marketing manager of Singapore construction design and supply company, Springview Enterprises Private Limited, since June 2018. Mr. Wang started to work as the director of an investment holding company, Exquisite Elite Limited since November 2017. Since May 2017, Mr. Wang has been the managing director of China International Holdings, and its Hong Kong based subsidiaries, China International Securities Limited, a securities firm, which he is responsible in overseeing the firm’s brokerage services, business operations and performance, and China International Corporate Management Limited since June 2016, a consulting firm that provides a range of business solutions to small and medium sized companies in Asia. Since April 2016, Mr. Wang has also been the head of finance and operations at a Singaporean education consulting company, Shines International Limited, and a director of Total Best Investments Limited, an investment holding company since March 2016. Prior to that, Mr. Wang has been the head of finance and marketing of Singapore construction services provider, GGL Enterprises Pte Ltd, since 2012. Mr. Wang also served as a director on the board of directors of various companies, including Belvedere Ventures Pte Ltd., between June 2011 to October 2016, a real estate development and construction company, Sandhurst Global Pte Ltd., and between September 2013 to August 2014, a security personnel staffing and systems company, Acquired Time (HK) Limited. Mr. Wang holds a Bachelor’s degree of Science in Business Management from Babson College in Boston, Massachusetts.

Mr. Zining Jiang has served as an independent director of our Company since March 31, 2022. Mr. Jiang currently serves as the general manager of Guangzhou Shanxin Trading Co. Ltd., which mainly engages in industrial raw material trade and import and export business since July 2018. Prior to that, since July 2015, Mr. Jiang served as the chief executive officer of Guangzhou Yidao Investment Holding Co., Ltd. and an operational director at Guangdong Grape Wine Magazine Co., Ltd. In 2007, he joined Yangcheng Evening News Group as the deputy chief editor. He subsequently joined China Southern Airlines as an assistant to the general manager in April 2011, and was promoted as the operation director of China Southern Airlines Media Group. He joined PACOM Media Co. Ltd. in July 2001 and successively served as the chief editor of China Golf, Golf Digest and Golf Travel. Prior to that, Mr. Jiang joined Guangdong Cable TV station in 1996 as an editor upon graduation from Jinan University.

Mr. Xinghua Fan has served as an independent director of our Company since March 31, 2022. Mr. Fan currently serves as the vice general manager and is responsible for the financing and listing of SINO SIC Technology Development Co., Ltd.’s silicon carbide project. Mr. Fan has served as the senior partner and vice president of Beijing New Board Capital Investment Holdings Co. since 2014. At the same time, he is also the executive director of the World Union Fortune Entrepreneur Club and a member of the investment committee. Mr. Fan was the chief operating officer of Sino-American Holding Group from 2011 to 2013. From 2008 to 2011, he worked as the vice president of Zhongshuo Investment Guarantee Group. From 2005 to 2007, he has worked in Xinyuan Guarantee (China) Co., Ltd. as an operation center manager. Mr. Fan holds a master’s degree in College of Economics and Management (SEM) from Beihang University.

Our officers are elected by the Board and served at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices as set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board.

Subject to any other special rights applicable to the shareholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board or by an ordinary resolution of the Company.

Director Independence

The NASDAQ listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have four “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our IPO. Our Board has determined that each of Mr. Zhuo Wang, Mr. Zining Jiang, Mr. Xinghua Fan and Mr. Christopher John Regan are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each committee will operate under a charter that has been approved by our Board. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

The members of our Audit Committee are Mr. Zhuo Wang, Mr. Zining Jiang and Mr. Xinghua Fan. Mr. Zhuo Wang serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Zhuo Wang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with the applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures; and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The members of our Compensation Committee are Mr. Zhuo Wang, Mr. Zining Jiang and Mr. Xinghua Fan. Mr. Jiang serves as the chairman of the Compensation Committee.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The members of our Nominating Committee are Mr. Zhuo Wang, Mr. Zining Jiang and Mr. Xinghua Fan. Mr. Fan serves as the chairman of the Nomination Committee.

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. We have adopted a charter for the Nominating Committee which details the principal functions of the committee. The Nominating Committee considers persons identified by its members, management, shareholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the Nominating Committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board’s needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of Board members. The Nominating Committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics can be found as an exhibit to this Annual Report and will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”). A copy of the Insider Trading Policy is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Clawback Policy

We have adopted an executive compensation clawback policy (the “Clawback Policy”), effective from December 1, 2023, in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act, and the listing standards, as set forth in the Nasdaq rules. A copy of the Clawback Policy is attached hereto as Exhibit 97.1 to this Annual Report on Form 10-K.

In the event we are required to prepare an accounting restatement due to material non-compliance with any financial reporting requirements under U.S. securities laws or otherwise erroneous data or if we determine there has been a significant misconduct that causes material financial, operational or reputational harm, we shall be entitled to recover a portion or all of any incentive-based compensation, if any, provided to certain executives who, during a three-year period preceding the date on which an accounting restatement is required, received incentive compensation based on the erroneous financial data that exceeds the amount of incentive-based compensation the executive would have received based on the restatement.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2024.

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

As of the date of this Annual Report, we do not have any equity incentive plans under which to grant awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of March 6, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants and rights included in the units offered in our IPO or purchased by our Sponsor in connection with our IPO as these warrants are not exercisable and these rights are not convertible within 60 days of the date of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
M-Star Management Corporation(2)	3,205,000	85.3%
Wenxi He(2)	3,205,000	85.3%
Kin Sze(4)	-	-
Christopher John Regan(4)	-	-
Zhuo Wang(4)	-	-
Zining Jiang(4)	-	-
Xinghua Fan(4)	-	-
All directors and officers as a group (6 individuals)	3,205,000	85.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 221 River Street, 9th Floor, Hoboken, New Jersey.

(2)	Represents 2,875,000 founder ordinary shares and 330,000 private placement ordinary shares held by M-Star Management Corporation, our Sponsor. Ms. Wenxi He, our Chief Executive Officer and director, is the sole director of our Sponsor, has voting and dispositive power of the ordinary shares. The address for our Sponsor is Craigmuir Chambers, PO Box 71, Road Town, Tortola, VG 1110 British Virgin Islands.

(3)	Based upon 3,757,461 ordinary shares outstanding. Includes the 330,000 private placement units (and the component parts) purchased by our Sponsor simultaneously with the consummation of our IPO.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our Sponsor.

(5)	Based on information contained in the Schedule 13G/A filed on February 14, 2023.

Our founders beneficially own approximately 85.3% of the issued and outstanding ordinary shares. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our Sponsor, officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2024, our directors, executive officers, and ten percent shareholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On July 5, 2021, our Sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On September 26, 2021, the Company purchased back all the 1,437,500 founder shares for $25,000 and reissued 2,875,000 shares to our Sponsor for $25,000, or approximately $0.01 per shares. Our Sponsor owns approximately 85.3% of our issued and outstanding ordinary shares as of December 31, 2024.

Our Sponsor purchased an aggregate of 330,000 private placement units at a price of $10.00 per unit in a private placement that was completed simultaneously with the closing of our IPO. Each unit consists of one private placement share, one private placement warrant and one private placement right. Each private placement warrant entitles the holder upon exercise to purchase one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. Each private placement right will be converted to one tenth (1/10) of one ordinary shares upon the completion of its initial business combination. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

In connection with the completion of our IPO, we entered into an Administrative Services Agreement with our Sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee will review on a quarterly basis of all the payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO. As of the date of closing our IPO, we had borrowed $300,000 under the promissory note with our Sponsor. These loans are non-interest bearing, unsecured and were originally due and payable in connection with our IPO (April 5, 2022). The loan repaid as $300,000 allotted to the payment of offering expenses.

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023; or (b) the date of the consummation of the Company’s initial business combination. On April 18, 2023, the Company amended and restated the Promissory Note (the “First Amended Promissory Note”) in order to increase the available principal amount from $1,000,000 to $2,500,000, and change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination. Subsequently, on December 22, 2023, the Company amended and restated the Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000.

The issuance of the Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The balance of the Second Amended Promissory Note was $2,822,403 and $2,172,403 as of December 31, 2024 and 2023 respectively.

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

The holders of the founder shares, private placement units, the shares underlying the warrants underlying the unit purchase option issued to the underwriters of our IPO, and units that may be issued on conversion of working capital loans (and any securities underlying the private placement units and the working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our IPO requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Director Independence

The NASDAQ listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have four “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our IPO. Our Board has determined that each of Mr. Zhuo Wang, Mr. Zining Jiang, Mr. Xinghua Fan and Mr. Christopher John Regan are independent directors under applicable SEC and NASDAQ rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP, or UHY, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with the regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K and Form S-1 for the respective periods and other required filings with the SEC for the year ended December 31, 2024 is $151,925 in total. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2024.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all the auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	The Financial statements listed on the Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Metal Sky Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Metal Sky Star Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, The Company does not have sufficient cash to sustain its operations and has a working capital deficit, and the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before January 5, 2026, which is less than one year from the issuance date of the financial statements. If a business combination is not consummated by this date or an extension is not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified in respect to that matter.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Irvine, California

March 31, 2025

METAL SKY STAR ACQUISITION CORPORATION

BALANCE SHEETS

	As of December 31, 2024	As of December 31, 2023

Assets
Current assets:
Cash in escrow	$-	$-
Prepaid expense	6,325	1,875
Total current assets	6,325	1,875
Noncurrent assets
Marketable securities held in trust account	6,677,519	35,359,088
Total noncurrent assets	6,677,519	35,359,088
Total assets	$6,683,844	$35,360,963

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accrued expenses	$400,286	$298,280
Due to Sponsor	1,081,153	375,834
Promissory notes-related party	2,822,403	2,172,403
Total current liabilities	4,303,842	2,846,517
Noncurrent liabilities
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	7,178,842	5,721,517

Commitments and contingencies (Note 7)
Ordinary shares subject to possible redemption, 552,451 and 3,202,416 shares at redemption value of $12.09 and $11.06 per share as of 2024, and 2023, respectively	6,677,519	35,409,088

Shareholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively, excluding 552,451 and 3,202,416 shares subject to possible redemption at December 31, 2024 and December 31, 2023, respectively	3,205	3,205
Accumulated deficit	(7,175,722)	(5,772,847)
Total shareholders’ deficit	(7,172,517)	(5,769,642)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$6,683,844	$35,360,963

The accompanying notes are an integral part of the financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Formation and operational costs	$802,875	$798,508
Loss from operation costs	802,875	798,508

Operating loss	(802,875)	(798,508)

Other income:
Interest earned on marketable securities held in trust account	1,689,898	2,794,771
Unrealized gained on marketable securities held in trust account	36,123	155,897
Total other income	1,726,021	2,950,668

Income before income taxes	923,146	2,152,160

Income tax expense	-	-
Net income	$923,146	$2,152,160

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	3,014,167	5,624,151
Basic and diluted net income per share	$0.55	$0.57

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.23)	$(0.34)

The accompanying notes are an integral part of the financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the years ended December 31, 2024, and 2023

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at January 1, 2024	3,205,000	$3,205	$(5,772,847)	$(5,769,642)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(600,000)	(600,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(1,726,021)	(1,726,021)
Net income	-	-	923,146	923,146
Balance at December 31, 2024	3,205,000	$3,205	$(7,175,722)	$(7,172,517)

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at January 1, 2023	3,205,000	$3,205	$(2,806,608)	$(2,803,403)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(2,950,668)	(2,950,668)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(2,167,731)	(2,167,731)
Net income	-	-	2,152,160	2,152,160
Balance at December 31, 2023	3,205,000	$3,205	$(5,772,847)	$(5,769,642)

The accompanying notes are an integral part of these financial statements.

METAL SKY STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities:
Net income	$923,146	$2,152,160
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(1,689,898)	(2,794,771)
Unrealized gain on marketable securities held in trust account	(36,123)	(155,897)
Amortization	66,375	100,933
Net changes in operating assets & liabilities:
Prepaid expenses	(70,825)	(63,125)
Due to Sponsor	705,319	375,834
Accrued expenses	102,006	151,542
Net cash used in operating activities	-	(233,324)

Cash flows from investing activities:
Investment of cash in trust account	(650,000)	(2,117,731)
Cash withdrawn from trust account to redeem public shares	31,057,590	86,382,792
Net cash provided by investing activities	30,407,590	84,265,061

Cash flows from financing activities:
Proceeds of Sponsor loan	650,000	2,172,403
Redemption of public shares	(31,057,590)	(86,382,792)
Net cash used in financing activities	(30,407,590)	(84,210,389)

Net change in cash and cash equivalents	-	(178,652)
Cash and cash equivalents at beginning of period	-	178,652
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$2,326,021	$5,118,399

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At December 31, 2024, the Company had not yet commenced any operations. All activity through December 31, 2024 relates to the Company’s formation and the proposed initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026.

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee.

As of December 31, 2024, and December 31, 2023, the Company had $6,677,519 and $35,359,088 held in the Wilmington Trust account, respectively.

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

As of December 31, 2024, and December 31, 2023, the Company had $nil of cash held in escrow, ($4,297,517 and $2,844,642 of working deficit, respectively.)

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

Going Concern and Management’s Liquidity Plan

As of December 31, 2024, the Company had $nil in cash and a working capital deficit of $4,297,517.

The Company’s liquidity needs up to the closing of the IPO on April 5, 2022 had been satisfied through proceeds from notes payable and advances from related parties and from the issuance of ordinary shares.

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

The Company has filed a preliminary proxy statement to amend its Amended and Restated Memorandum and Articles of Association, extending the deadline for consummating a business combination to January 5, 2026. The Company will have approximately 12 months to consummate a business combination as of December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of years or less when purchased to be cash equivalents. The Company have cash held in escrow $nil as of December 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of December 31, 2024 and December 31, 2023.

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

At December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the year ended December 31, 2024, interest earned from the Trust account amounted to $1,726,021 which $1,689,898 was reinvested in the Trust Account. $36,123 was also recognized as unrealized gain on investments held in the Trust account during year ended December 31, 2024. The Company withdraw in total amounts of $31,057,590, related to a total of 2,649,965 public shares redeemed during the year ended December 31, 2024.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company had generated interest income from the Marketable securities held in trust that is the Unite States sources investment, which is tax exemption interest and dividends. There were no unrecognized tax benefits as of December 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of December 31, 2024, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the years ended December 31, 2024, and 2023.

Net Income Per Share

Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended of December 31, 2024	For the year Ended of December 31, 2023
Net income	$923,146	$2,152,160
Less: remeasurement to redemption value	(600,000)	(2,167,731)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(1,726,021)	(2,950,668)
Net loss excluding investment income in Trust Account	$(1,402,875)	$(2,966,239)

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(722,961)	$(679,914)	$(1,076,751)	$(1,889,488)
Accretion of temporary equity	-	600,000	-	2,167,731
Accretion of temporary equity – (interest earned and unrealized gain on trust account)	-	1,726,021	-	2,950,668
Allocation of net income (loss)	$(722,961)	$1,646,107	$(1,076,751)	$3,228,911

Denominators:
Weighted-average shares outstanding	3,205,000	3,014,167	3,205,000	5,624,151
Basic and diluted net income (loss) per share	$(0.23)	$0.55	$(0.34)	$0.57

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

On November 12, 2024, an Extraordinary General Meeting of shareholders was held to approve the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (8) times for an additional one (1) month each time from August 5, 2024 to April 5, 2025. To effectuate each monthly extension, the Company and/or its Sponsor will deposit the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share into the Trust Account. In connection with the Extraordinary General Meeting, a total of 2,649,965 ordinary shares were presented for redemption in connection with the Extraordinary General Meeting.

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026.

At December 31, 2024, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(117,440,382)
Plus:
Accretion of carrying value to redemption value	21,587,903
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned and unrealized gains on trust account)	6,350,170
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$6,677,519

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the years ended December 31, 2024 and 2023, the Company incurred $120,000 and $120,000 in fees for these services. As of December 31, 2024 and 2023, the total balance of unpaid fees with amounts of $328,333 and $208,333 included in accrual expenses.

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

As of December 31, 2024 and December 31, 2023, the loans under the promissory notes were $2,822,403 and $2,172,403.

Due to Related Party

As of December 31, 2024 and December 31, 2023, the Company has amounts due to the Sponsor of $1,081,153 and $375,834 for formation and operational costs paid by the Sponsor on behalf of the Company. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

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

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of December 31, 2024 and December 31, 2023, the Company have deferred underwriting commissions of $2,875,000 as non-current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. The Company dismissed the prior legal counsel in February 2024 and engaged the new legal counsel with $2,500 per month for SEC compliance from February 2024 to November 2024. The Company dismissed the new legal counsel in November 2024 and engaged with another legal counsel with a quarterly fee of $13,750 for SEC compliance. For the years ended as of December 31, 2024 and 2023, the Company incurred $179,750 and $120,000 in fees for these services, respectively.

On April 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company and its subsidiary (the “Future Dao”). On October 6, 2023, the Merger Agreement was terminated.

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of December 31, 2024 and December 31, 2023, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the financial statements.

On February 5, 2024, management and the Sponsor decided to dismiss the Company’s then-legal counsel and terminated its services of maintaining and managing the escrow account. During the year ended December 31, 2023, the Company received invoices with the total amounts of $155,000 for services related to the Merger Agreement and Initial Business Combination from the then-legal counsel. All received invoices were paid until the termination of services, which coincides with the termination of Merger Agreement. The Company did not have an executed engagement letter with the then-legal counsel. Management estimates the maximum service fees for the Initial Business Combination would be $400,000 based on other executed service agreements with the same then-legal counsel. We believe that we have a potential liability of $245,000 for potential unbilled service fees resulting from the termination of Merger Agreement, which represents a loss contingency to the Company. As of December 31, 2024, the Company has not recorded the potential amounts in the financial statements, as management does not believe it is more likely than not that we will be invoiced for additional services.

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

At December 31, 2024, the assets held in the trust account were entirely comprised of marketable securities, with all investments fully allocated to money market funds securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2024

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$6,677,519	$-	$-

December 31, 2023

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$35,359,088	$-	$-

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

Expenses paid on behalf of the Company

Subsequent to December 31, 2024, the Sponsor paid a total of $226,704 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Amended Promissory Notes. As of the date of filing, the total amount due to Sponsor was $1,307,857.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 31, 2022, by and between the Company and Ladenburg Thalmann & Co., Inc. as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association adopted by special resolution on March 30, 2022, amended by special resolutions on January 26, 2023, October 30, 2023, December 20, 2023 and November 12, 2024 (incorporated herein by reference to Annex A to the Proxy statement on Form DEF 14A and Exhibit 3.1 to our Current Report on Form 8-K filed on January 4, 2023, November 1, 2023, December 1, 2023 and November 14, 2024, respectively).
4.1	Form of Specimen Metal Sky Unit Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed on October 14, 2021).
4.2	Form of Specimen Metal Sky Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on October 14, 2021).
4.3	Form of Specimen Metal Sky Warrant Certificate (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed on October 14, 2021).
4.4	Form of Specimen Metal Sky Right Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed on October 14, 2021).
4.5	Warrant Agreement between the Company and Vstock Transfer LLC, dated as of March 31, 2022. (1)
4.6	Description of Registrant’s Securities. (incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2022, filed on March 30, 2023)
10.1	Letter Agreement among the Company and its officers, directors and M-Star Management Corporation, dated as of March 31, 2022. (1)
10.2	Administrative Support Agreement dated as of March 31, 2022 by and between the Company and M-Star Management Corporation. (1)
10.3	Investment Management Trust Agreement among the Company, Wilmington Trust, N.A., and Vstock Transfer LLC, dated as of March 30, 2022. (1)
10.4	Registration Rights Agreement between the Company and certain security holders dated as of March 31, 2022. (1)
10.5	Private Placement Unit Purchase Agreement dated as of March 31, 2022 between the Company and M-Star Management Corporation. (1)
10.6	Amended Securities Subscription Agreement, dated September 22, 2021, between the Registrant and M-Star Management Corporation. (2)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to our Registration Statement on Form S-1 filed on October 14, 2021).
19.1*	Insider Trading Policy.
21.1*	List of subsidiaries.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on April 5, 2022.
(2)	Filed as an exhibit to the Registrant’s Form S-1 as filed with the Commission on October 14, 2021.

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

53

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2025.

METAL SKY STAR ACQUISITION CORPORATION

By:	/s/ Wenxi He
Wenxi He
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Wenxi He	Chief Executive Officer and Director	March 31, 2025
Wenxi He	(Principal Executive Officer)

/s/ Kin Sze	Chief Financial Officer	March 31, 2025
Kin Sze	(Principal Financial and Accounting Officer)

/s/ Christopher John Regan	Independent Director	March 31, 2025
Christopher John Regan

/s/ Zining Jiang	Independent Director	March 31, 2025
Zining Jiang

/s/ Xinghua Fan	Independent Director	March 31, 2025
Xinghua Fan

/s/ Zhuo Wang	Independent Director	March 31, 2025
Zhuo Wang

54