Form 10-Q
period 2025-03-31
Metal Sky Star Acquisition Corp
filed 2025-05-15
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.001 par value, one redeemable warrant, and one right	MSSUF	OTC Markets Group Inc
Ordinary Shares, $0.001 par value	MSSAF	OTC Markets Group Inc
Redeemable warrants, each warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	MSSWF	OTC Markets Group Inc
Rights to receive one-tenth (1/10th) of one Ordinary Share	MSSRF	OTC Markets Group Inc

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of March 31, 2025, there were 3,757,451 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

METAL SKY STAR ACQUISITION CORPORATION AND SUBDISIARY

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
Assets
Current assets:
Prepaid expense	67,344	6,325
Total current assets	67,344	6,325
Noncurrent assets
Marketable securities held in trust account	6,898,161	6,677,519
Total noncurrent assets	6,898,161	6,677,519
Total assets	$6,965,505	$6,683,844

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accrued expenses	$455,455	$400,286
Due to Sponsor	1,310,823	1,081,153
Promissory notes-related party	2,972,403	2,822,403
Total current liabilities	4,738,681	$4,303,842
Noncurrent liabilities
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	7,613,681	7,178,842

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 552,451 and 552,451 shares at redemption value of $12.49 and $12.09 per share as of March 31, 2025 and December 31, 2024, respectively	6,898,161	6,677,519

Shareholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively, excluding 552,451 and 552,451 shares subject to possible redemption at March 31, 2025 and December 31, 2024, respectively.	3,205	3,205
Accumulated deficit	(7,549,542)	(7,175,722)
Total shareholders’ deficit	(7,546,337)	(7,172,517)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$6,965,505	$6,683,844

The accompanying notes are an integral part of the unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Formation and operational costs	$223,820	$161,819
Loss from operation costs	223,820	161,819

Operating loss	(223,820)	(161,819)

Other income:
Interest earned on marketable securities held in trust account	46,244	301,779
Unrealized gained on marketable securities held in trust account	24,398	157,060
Total other income	70,642	458,839

Income (loss) before income taxes	(153,178)	297,020

Income tax expense	-	-
Net income (loss)	$(153,178)	$297,020

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	552,451	3,202,416
Basic and diluted net income per share	$0.30	$0.14

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.10)	$(0.05)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2025

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2024	3,205,000	$3,205	$(7,175,722)	$(7,172,517)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(150,000)	(150,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(70,642)	(70,642)
Net loss	-	-	(153,178)	(153,178)
Balance at March 31, 2025	3,205,000	$3,205	$(7,549,542)	$(7,546,337)

For the Three Months Ended March 31, 2024

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$(5,772,847)	$(5,769,642)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(150,000)	(150,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned and unrealized gain on trust account)	-	-	(458,839)	(458,839)
Net income	-	-	297,020	297,020
Balance at March 31, 2024	3,205,000	$3,205	$(6,084,666)	$(6,081,461)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(153,178)	$297,020
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(46,244)	(301,779)
Unrealized gain on marketable securities held in trust account	(24,398)	(157,060)
Amortization	25,287	1,875
Net changes in operating assets & liabilities:
Prepaid expenses	(86,306)	(600)
Due to Sponsor	229,670	54,000
Accrued expenses	55,169	106,544
Net cash used in operating activities	-	-

Cash flows from investing activities:
Investment of cash in trust account	(150,000)	(250,000)
Cash withdrawn from trust account to redeem public shares	-	-
Net cash used in investing activities	(150,000)	(250,000)

Cash flows from financing activities:
Proceeds of Sponsor loan	150,000	250,000
Net cash provided by financing activities	150,000	250,000

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$220,642	$608,839

The accompanying notes are an integral part of the unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At March 31, 2025, the Company had not yet commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and the proposed initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

As of March 31, 2025, and December 31, 2024, the Company had $6,898,161 and $6,677,519 held in the Wilmington Trust account, respectively.

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

As of March 31, 2025, and December 31, 2024, the Company had $nil of cash held in escrow, $4,671,337 and $4,297,517 of working deficit, respectively.

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

As of March 31, 2025, the Company had a $nil in cash and a working capital deficit of $4,671,337.

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

The Company has filed a preliminary proxy statement to amend its Amended and Restated Memorandum and Articles of Association, extending the deadline for consummating a business combination to January 5, 2026. The Company will have approximately 9 months to consummate a business combination as of March 31, 2025.

It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Codification (the “ASC”) issued by Financial Accounting Standards Board (the “FASB”), in Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the consolidated financial statements.

Note 2 –Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), specifically Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2024, which are included in the Form 10-K filed on March 31, 2025.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, which was newly established on February 7, 2025. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have cash held in escrow $nil as of March 31, 2025, and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025, and December 31, 2024.

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

At March 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the three months ended March 31, 2025, other income from the Trust account amounted to $70,642 which $46,244 was reinvested in the Trust Account. $24,398 was also recognized as unrealized gain on investments held in the Trust account during the three months ended March 31, 2025.

During the three ended March 31, 2024, other income from the Trust account amounted to $458,839, which $301,779 was reinvested in the Trust Account. $157,060 was also recognized as unrealized gain on investments held in the Trust account during the three months ended March 31, 2024.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company had generated interest income from the Marketable securities held in trust that is the Unite States sources investment, which is tax exemption interest and dividends. There were no unrecognized tax benefits as of March 31, 2025, and December 31, 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of March 31, 2025, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2025, and March 31, 2024.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net income (loss)	$(153,178)	$297,020
Less: remeasurement to redemption value	(150,000)	(150,000)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(70,642)	(458,839)
Net loss excluding investment income in Trust Account	$(373,820)	$(311,819)

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(318,858)	$(54,962)	$(155,972)	$(155,847)
Accretion of temporary equity	-	150,000	-	150,000
Accretion of temporary equity – (interest earned and unrealized gain on trust account)	-	70,642	-	458,839
Allocation of net income (loss)	$(318,858)	$165,680	$(155,972)	$452,992

Denominators:
Weighted-average shares outstanding	3,205,000	552,451	3,205,000	3,202,416
Basic and diluted net income (loss) per share	$(0.10)	$0.30	$(0.05)	$0.14

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

At March 31, 2025, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(117,440,382)
Plus:
Accretion of carrying value to redemption value	21,737,903
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned and unrealized gains on trust account)	6,420,812
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$6,898,161

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For three months ended March 31, 2025, and 2024, the Company incurred $30,000 and $30,000 in fees for these services. As of March 31, 2025, and December 31, 2024, the total balance of unpaid fees with amounts of $358,333 and $328,333 included in accrued expenses.

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

As of March 31, 2025, and December 31, 2024, the loans under the promissory notes were $2,972,403 and $2,822,403.

Due to Related Party

As of March 31, 2025, and December 31, 2024, the Company has amounts due to the Sponsor of $1,310,823 and $1,081,153 for formation and operational costs paid by the Sponsor on behalf of the Company. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

Note 6 – Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the beginning of February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements.

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

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of March 31, 2025, and December 31, 2024, the Company have deferred underwriting commissions of $2,875,000 as non-current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. The Company dismissed the prior legal counsel in February 2024 and engaged the new legal counsel with $2,500 per month for SEC compliance from February 2024 to November 2024. The Company dismissed the new legal counsel in November 2024 and engaged with another legal counsel with a quarterly fee of $13,750 for SEC compliance. For the years ended as of March 31, 2025 and 2024, the Company incurred $13,750 and $10,000 in fees for these services, respectively.

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of March 31, 2025, and December 31, 2024, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

On February 5, 2024, management and the Sponsor decided to dismiss the Company’s then-legal counsel and terminated its services of maintaining and managing the escrow account. During the year ended December 31, 2023, the Company received invoices with the total amounts of $155,000 for services related to the Merger Agreement and Initial Business Combination from the then-legal counsel. All received invoices were paid until the termination of services, which coincides with the termination of Merger Agreement. The Company did not have an executed engagement letter with the then-legal counsel. Management estimates the maximum service fees for the Initial Business Combination would be $400,000 based on other executed service agreements with the same then-legal counsel. We believe that we have a potential liability of $245,000 for potential unbilled service fees resulting from the termination of Merger Agreement, which represents a loss contingency to the Company. As of March 31, 2025, the Company has not recorded the potential amounts in the consolidated financial statements, as management does not believe it is more likely than not that we will be invoiced for additional services.

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

At March 31, 2025, the assets held in the trust account were entirely comprised of marketable securities, with all investments fully allocated to money market funds securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2025

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$6,898,161	$-	$-

December 31, 2024

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$6,677,519	$-	$-

Note 9 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date of the consolidated financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements except the following:

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On April 2, 2025, Metal Sky Star Acquisition Corporation, a Cayman Islands exempted company (“Metal Sky Star” or the “Company”), received a letter (the “Letter”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that (i) the Staff has determined that the Company’s securities will be delisted from The Nasdaq Stock Market; (ii) trading of the Company’s Ordinary Shares, Units, Rights, and Warrants will be suspended at the opening of business on April 9, 2025; and (iii) a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by March 31, 2025, the Company did not comply with IM-5101-2, and its securities are now subject to delisting.

The Company will not appeal Nasdaq’s determination to delist the Company’s securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on April 9, 2025. The Company intends to apply for the listing of its securities on the OTC market under the same ticker symbols after they are delisted from Nasdaq. The Company is working diligently to complete a business combination as soon as practicable.

The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

Amendments to Articles of Incorporation

On April 2, 2025, Metal Sky Star held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain amendments to Metal Sky Star’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). The proposed amendments to the Company’s Amended and Restated Memorandum and Articles of Association approved by the Company’s shareholders were to (a) extend the date by which the Company has to consummate a business combination up to nine (9) times from April 5, 2025 to January 5, 2026, (b) reduce the amount of the fee to extend such time period into $25,000 for each one-month extension and (c) eliminate (i) the limitation that the Company shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination (the “Redemption Limitation”) and (ii) the limitation that the Company shall not consummate a business combination if the Redemption Limitation is exceeded.

Expenses Sponsor paid on behalf of the Company

Subsequent to March 31, 2025, the Sponsor paid a total of $78,604 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Amended Promissory Notes. As of the date of filing, the total amount due to Sponsor was $1,386,461.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Metal Sky Star Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to M-Star Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On February 7, 2025, we established a wholly owned subsidiary in Cayman Islands which has no operations, and only had limited activities.

For the three months ended March 31, 2025 and 2024, we had a net loss of $(153,178) and net income of $297,020, respectively, which consists of operating costs of $223,820 and $161,819, interest income of $46,244 and $301,779, and unrealized gain on Trust Accounts of $24,398 and $157,060, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $7,549,542 and a working capital deficit of $4,671,337 as of March 31, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

For the three months ended March 31, 2025 and 2024, net cash used in operating activities was $nil and $nil, respectively.

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was $150,000 and $250,000, respectively.

For the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $150,000 and $250,000, respectively.

As of March 31, 2025, we had investments held in the Trust Account of $$6,898,161. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $nil held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated Promissory Note (the Amended Promissory Note”) in order to a) increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination. On December 22, 2023, the Company amended and restated Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000. As of March 31, 2025, the balance of the Second Amended Promissory Note was $2,972,403.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such a business combination.

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

Following the Extraordinary General Meeting, effective as of October 31, 2023, the Company, the Trustee and Vstock entered into an amendment to the Investment Management Trust Agreement (the “Amendment Agreement”) to change the date on which the Company’s ability to complete a business combination may be extended by up to six (6) additional increments of one-month each until August 5, 2024, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of an amount for each one-month extension equal to the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 per public share for each remaining Ordinary Share held by a Public Stockholder (the “Monthly Extension Payment”), and which Monthly Extension Payments, if any, shall be added to the Trust Account..

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

On November 12, 2024, the Company held an Extraordinary General Meeting at which the Company’s shareholders approved proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination to April 5, 2025; and (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal. As a result of the exercise of the redemption of 2,649,965 shares held by public shareholders, 552,451 public shares remain unredeemed as of March 31, 2025.

On April 2, 2025, the Company held an Extraordinary General Meeting at which the Company’s shareholders approved proposal to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s amended and restated memorandum and articles of association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2025.

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

To respond to these material weaknesses, we have devoted and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications, and add second approval which establish a dual-approval process to ensure proper segregation of duties. The elements of our remediation plan can only be accomplished over the time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on April 4, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described herein and below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on April 4, 2022 and the annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for immediate suspension and delisting for failure to meet the 36-month requirement in Nasdaq Rule IM 5101-2(b) to complete a business combination, and our securities were suspended from trading on Nasdaq upon receiving a delisting determination letter from Nasdaq after the 36-month window ended on March 31, 2025.

Nasdaq Rule IM 5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, which, in the case of the Company, would be March 31, 2025. Nasdaq Rule IM 5810-1 provides that Nasdaq will inform a company that its securities are immediately subject to suspension and delisting in the event that the company fails to comply with rule IM 5101-2. Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting upon issuance of a delisting determination letter for failure to meet the requirement in Nasdaq Rule IM 5101-2. Nasdaq may only reverse the determination if it finds it made a factual error applying the applicable rule, which is unlikely if Nasdaq provides the delisting determination letter after the 36-month window.

On April 2, 2025, we received a letter from the Listing Qualifications Department of Nasdaq stating that (i) the Staff has determined that our securities would be delisted from Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2, since we failed to complete our initial business combination by March 31, 2025; (ii) trading of our ordinary shares, units, rights, and warrants would be suspended at the opening of business on April 9, 2025; and (iii) a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq. We did not appeal the delisting determination. As a result, at the opening of business on April 9, 2025, our securities were suspended from trading on Nasdaq and commenced trading on the OTC Pink Open Market.

We currently have our units, ordinary shares, rights and warrants traded on the OTC Pink Open Market, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. We will no longer be attractive as a merger partner if it is no longer listed on an exchange. We would face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced demand and liquidity for our securities;

●	a determination that our securities constitute a “penny stock,” which will require brokers trading in Metal Sky to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our securities are no longer listed on Nasdaq, they would no longer be considered to be “covered securities” under the National Securities Markets Improvement Act of 1996, and we would be subject to regulation in each state in which we offers our securities, including in connection with our initial business combination, which may make it more difficult and costly to complete a business combination. In addition, our shareholders could be prohibited from trading in our securities absent registration in the state where such shareholders live. To date we have not registered our securities in any state and do not currently plan to do so. This may make it difficult or impossible for our shareholders to trade in our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered sales or issuances of equity occurred during the quarter ended March 31, 2025.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: May 15, 2025		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Executive Officer and Chairman(Principal Executive Officer)

Date: May 15, 2025		/s/ Kin Sze
	Name:	Kin Sze
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

