Form 10-Q
period 2025-06-30
Metal Sky Star Acquisition Corp
filed 2025-08-15
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 15, 2025, there were 3,265,523 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

METAL SKY STAR ACQUISITION CORPORATION AND SUBDISIARY

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
Assets
Current assets:
Prepaid expense	1,404	6,325
Total current assets	1,404	6,325
Noncurrent assets
Marketable securities held in trust account	861,784	6,677,519
Total noncurrent assets	861,784	6,677,519
Total assets	$863,188	$6,683,844

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accrued expenses	$507,441	$400,286
Due to related parties	1,418,801	1,081,153
Promissory notes-related party	3,047,403	2,822,403
Total current liabilities	4,973,645	$4,303,842
Noncurrent liabilities
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	7,848,645	7,178,842

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 60,523 and 552,451 shares at redemption value of $14.24 and $12.09 per share as of June 30, 2025 and December 31, 2024, respectively	861,784	6,677,519

Shareholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively, excluding 60,523 and 552,451 shares subject to possible redemption at June 30, 2025 and December 31, 2024, respectively.	3,205	3,205
Accumulated deficit	(7,850,446)	(7,175,722)
Total shareholders’ deficit	(7,847,241)	(7,172,517)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$863,188	$6,683,844

The accompanying notes are an integral part of the unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six month ended June 30, 2025	For the six month ended June 30, 2024
Operating expenses:
Formation and operational costs	$225,904	$74,148	$449,724	$235,967
Loss from operations	225,904	74,148	449,724	235,967

Operating loss

Other income:
Realized interest	25,052	311,583	95,694	770,422
Unrealized gain	2,832	154,730	2,832	154,730
Total other income	27,884	466,313	98,526	925,152

Income (loss) before income taxes	(198,020)	392,165	(351,198)	689,185

Income tax (benefit) expense	-	-	-	-
Net income (loss)	$(198,020)	$392,165	$(351,198)	$689,185

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	168,639	3,202,416	359,485	3,202,416
Redeemable ordinary shares, basic and diluted per share	$0.52	$0.16	$0.71	$0.30

Non-Redeemable ordinary shares, basic and diluted net loss	3,205,000	3,205,000	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.19)	$(0.08)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

For the six months ended June 30, 2025
			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	3,205,000	$3,205	$-	$(7,175,722)	$(7,172,517)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)				(70,642)	(70,642)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)				(150,000)	(150,000)
Net loss				(153,178)	(153,178)
Balance at March 31, 2025	3,205,000	3,205	-	(7,549,542)	(7,546,337)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)				(27,884)	(27,884)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)				(75,000)	(75,000)
Net loss				(198,020)	(198,020)
Balance at June 30, 2025	3,205,000	$3,205	$-	$(7,850,446)	$(7,847,241)

For the six months ended June 30, 2024
			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$-	$(5,772,847)	$(5,769,642)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(458,839)	(458,839)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(150,000)	(150,000)
Net income	-	-	-	297,020	297,020
Balance at March 31, 2024	3,205,000	3,205	-	(6,084,666)	(6,081,461)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(466,313)	(466,313)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(150,000)	(150,000)
Net income	-	-	-	392,165	392,165
Balance at June 30, 2024	3,205,000	$3,205	$-	$(6,308,814)	$(6,305,609)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(351,198)	$689,185
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(95,694)	(770,422)
Unrealized gain on marketable securities held in trust account	(2,832)	(154,730)
Amortization	91,121	22,125
Net changes in operating assets & liabilities:
Prepaid expenses	(86,200)	(65,850)
Due to related parties	337,648	247,712
Accrued expenses	107,155	31,980
Net cash used in operating activities	-	-

Cash flows from investing activities:
Investment of cash in trust account	(225,000)	(400,000)
Cash withdrawn from trust account to redeem public shares	6,139,261	-
Net cash provided by (used in) investing activities	5,914,261	(400,000)

Cash flows from financing activities:
Proceeds of Sponsor loan	225,000	400,000
Redemption of public shares	(6,139,261)
Net cash (used in) provided by financing activities	(5,914,261)	400,000

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$98,526	$1,225,152

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). As of June 30, 2025, the Company had not yet commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and the proposed initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company initially had 9 months from the closing of the IPO (or up to 45 months from the closing of our IPO if we extend the period of time to consummate a business combination) to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association (“Amended and Restated Memorandum and Articles of Association”). As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

On April 5, 2022, the Company consummated the IPO of 11,500,000 units which includes an additional 1,500,000 units as a result of the underwriters’ fully exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000. See “ Note 3 — Initial Public Offering” for further information.

At the Extraordinary General Meeting which held on October 30, 2023, the shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date up to six (6) months which the Company must consummate a business combination to August 5, 2024.

On August 6, 2024, the Company filed the preliminary proxy statements to SEC, which had proposed to amend the Amended and Restated Memorandum and Articles of Association of the Company to extend the date of consummate a business combination to April 5, 2025.

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026.

On April 2, 2025, the Company received a letter (the “Letter”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that (i) the Staff has determined that the Company’s securities will be delisted from Nasdaq; (ii) trading of the Company’s Ordinary Shares, Units, Rights, and Warrants will be suspended at the opening of business on April 9, 2025; and (iii) a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by March 31, 2025, the Company did not comply with IM-5101-2, and its securities are now subject to delisting.

A Form 25-NSE has been filed by Nasdaq with the SEC on July 14, 2025. Following the filing of the Form 25-NSE, the Company’s securities have been delisted from Nasdaq. The Company’s ordinary shares, units, rights and warrants are currently traded on the OTCID Market. The Company is currently working diligently to complete a business combination as soon as practicable.

The Trust Account

As of April 5, 2022, a total of $115,682,250 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee.

As of June 30, 2025, and December 31, 2024, the Company had $861,784 and $6,677,519 held in the Wilmington Trust account, respectively.

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

Simultaneously with the consummation of the IPO, the Company sold to its Sponsor 330,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,300,000. See “Note 4 — Private Placement” for further information.

Offering costs amounted to $5,704,741 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. Except for $25,000 of subscription of ordinary shares (as defined in Note 5), the Company received net proceeds of $115,682,250 from the IPO and the private placement.

As of June 30, 2025, and December 31, 2024, the Company had nil cash held in escrow, $4,972,241 and $4,297,517 of working capital deficit, respectively.

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

As of June 30, 2025, the Company had nil in cash and a working capital deficit of $4,972,241.

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

The Company has filed a preliminary proxy statement to amend its Amended and Restated Memorandum and Articles of Association, extending the deadline for consummating a business combination to January 5, 2026. The Company will have approximately 6 months to consummate a business combination as of June 30, 2025.

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

Note 2 –Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, specifically Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have nil cash held in escrow as of June 30, 2025, and December 31, 2024, respectively. The Company did not have any cash equivalents as of June 30, 2025, and December 31, 2024.

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

As of June 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the three months ended June 30, 2025, other income from the Trust account amounted to $27,884 which $25,052 was reinvested in the Trust Account. $2,832 was also recognized as unrealized gain on investments held in the Trust account during the three months ended June 30, 2025.

During the three months ended June 30, 2024, other income from the Trust account amounted to $466,313, which $311,583 was reinvested in the Trust Account. $154,730 was also recognized as unrealized gain on investments held in the Trust account during the three months ended June 30, 2024.

During the six months ended June 30, 2025, other income from the Trust account amounted to $98,526 which $95,694 was reinvested in the Trust Account. $2,832 was also recognized as unrealized gain on investments held in the Trust account during the six months ended June 30, 2025.

During the six months ended June 30, 2024, other income from the Trust account amounted to $925,152, which $770,422 was reinvested in the Trust Account. $154,730 was also recognized as unrealized gain on investments held in the Trust account during the six months ended June 30, 2024.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company had generated interest income from the Marketable securities held in trust that is the Unite States sources investment, which is tax exemption interest and dividends. There were no unrecognized tax benefits as of June 30, 2025, and December 31, 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of June 30, 2025, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three months and six months ended June 30, 2025 and 2024.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO; and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Net (loss) income	$(198,020)	$392,165	$(351,198)	$689,185
Remeasurement to redemption value – interest income earned	(27,884)	(466,313)	(98,526)	(925,152)
Remeasurement to redemption value – extension fee	(75,000)	(150,000)	(225,000)	(300,000)
Net loss including accretion of temporary equity to redemption value	$(300,947)	$(224,148)	$(674,724)	$(535,967)

	Three Months Ended of June 30, 2025		Three Months Ended of June 30, 2024		Six Months ended June 30, 2025		Six Months ended June 30, 2024
Basic and Diluted net income (loss) per share:	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Numerators:
Allocation of net losses	$(285,863)	$(15,041)	$(112,119)	$(112,029)	$(606,677)	$(68,047)	$(268,092)	$(267,875)
Accretion of temporary equity	-	75,000	-	150,000	-	225,000	-	300,000
Accretion of temporary equity - interest	-	27,884	-	466,313	-	98,526	-	925,152
Allocation of net income (loss)	$(285,863)	$87,843	$(112,119)	$504,284	$(606,677)	$255,479	$(268,092)	$957,277

Denominators:
Weighted-average shares outstanding	3,205,000	168,639	3,205,000	3,202,416	3,205,000	359,485	3,205,000	3,202,416
Basic and diluted net income (loss) per share	$(0.09)	$0.52	$(0.03)	$0.16	$(0.19)	$0.71	$(0.08)	$0.30

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

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 Public Units to cover over-allotments. On April 5, 2022, the underwriter exercised the over-allotment option in full to purchase 1,500,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $15,000,000. See “Note 7 — Shareholders’ Deficit” for further information.

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

On August 6, 2024, the Company filed the preliminary proxy statements to SEC, which had proposed to amend the Amended and Restated Memorandum and Articles of Association of the Company to extend the date of consummate a business combination to April 5, 2025.

On March 17, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on April 2, 2025, which had proposed to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026.

As of June 30, 2025, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(123,579,643)
Plus:
Accretion of carrying value to redemption value	21,812,903
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned and unrealized gains on trust account)	6,448,696
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$861,784

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended June 30, 2025, and 2024, the Company incurred $30,000 and $30,000 in fees for these services, respectively. For the six months ended June 30, 2025, and 2024, the Company incurred $60,000 and $60,000 in fees for these services, respectively. As of June 30, 2025, and December 31, 2024, the total balance of unpaid fees with amounts of $388,333 and $328,333 included in accrued expenses, respectively.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On April 18, 2023, the Company amended and restated Promissory Note (the “First Amended Promissory Note”) in order to increase the available principal amount from $1,000,000 to $2,500,000, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination. On December 22, 2023, the Company amended and restated Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000. On August 4, 2025, the Company amended and restated Promissory note (the “Third Amended Promissory Note”) in order to increase the available principal amount from $3,000,000 up to $4,500,000.

On January 4, 2023, the Company started to draw the funds and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to February 5, 2023. The $383,333 extension fee represents approximately $0.033 per public share.

Starting in February 2023, the extension fee changed to $187,155.

Starting in November 2023, the extension fee changed to the lower of $50,000 or $105,680 ($0.033 per share).

Starting in April 2025, the extension fee changed to $25,000.

As of June 30, 2025, and December 31, 2024, the loans under the promissory notes were $3,047,403 and $2,822,403, respectively.

Due to Related Party

As of June 30, 2025, and December 31, 2024, the Company has amounts due to the Sponsor of $1,418,801 and $1,081,153 for formation and operational costs paid by the Sponsor on behalf of the Company, respectively. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

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

Underwriting Agreement

On August 10, 2021, the Company engaged Ladenburg Thalmann & Co. Inc. as its underwriter. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions.

Ladenburg Thalmann has agreed to revise the warrant agreement that the warrant is exercisable on the later of one year after the closing of this offering or the consummation of an initial business combination.

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of June 30, 2025, and December 31, 2024, the Company have deferred underwriting commissions of $2,875,000 as non-current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. The Company dismissed the prior legal counsel in February 2024 and engaged the new legal counsel with $2,500 per month for SEC compliance from February 2024 to November 2024. The Company dismissed the new legal counsel in November 2024 and engaged with another legal counsel with a quarterly fee of $13,750 for SEC compliance. For the three months ended June 30, 2025 and 2024, the Company incurred $13,500 and $7,500 in fees for these services, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred $27,500 and $17,500 in fees for these services, respectively.

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of June 30, 2025, and December 31, 2024, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

On February 5, 2024, management and the Sponsor decided to dismiss the Company’s then-legal counsel and terminated its services of maintaining and managing the escrow account. For the year ended December 31, 2023, the Company received invoices with the total amounts of $155,000 for services related to the Merger Agreement and Initial Business Combination from the then-legal counsel. All received invoices were paid until the termination of services, which coincides with the termination of Merger Agreement. The Company did not have an executed engagement letter with the then-legal counsel. Management estimates the maximum service fees for the Initial Business Combination would be $400,000 based on other executed service agreements with the same then-legal counsel. We believe that we have a potential liability of $245,000 for potential unbilled service fees resulting from the termination of Merger Agreement, which represents a loss contingency to the Company. As of June 30, 2025, the Company has not recorded the potential amounts in the consolidated financial statements, as management does not believe it is more likely than not that we will be invoiced for additional services.

Note 7 – Shareholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of April 5, 2022, there was 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption. The Sponsor has agreed to forfeit 375,000 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriter. On April 5, 2022, the underwriter fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture.

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

As of June 30, 2025, the assets held in the trust account were entirely comprised of marketable securities, with all investments fully allocated to money market funds securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of June 30, 2025

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$861,784	$-	$-

As of December 31, 2024

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$6,677,519	$-	$-

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

Expenses Sponsor paid on behalf of the Company

Subsequent to June 30, 2025, the Sponsor paid a total of $101,125 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Amended Promissory Notes. As of the date of filing, the total amount due to Sponsor was $1,491,086.

Subsequent drawdown of the Promissory note

In August, 2025, the Sponsor deposited $50,000 into its Trust account for its July 2025 and August 2025 extension fee, respectively, which was deemed a drawdown of the promissory note.

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

Overview

We are a blank check company incorporated in the Cayman Islands on May 5, 2021 which formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On February 7, 2025, we established a wholly owned subsidiary in Cayman Islands which has no operations, and only had limited activities.

For the three months ended June 30, 2025 and 2024, we had a net loss of $(198,020) and net income of $392,165, respectively, which consists of operating costs of $225,904 and $74,148, interest income of $25,052 and $311,583, and unrealized gain on Trust Accounts of $2,832 and $154,730, respectively.

For the six months ended June 30, 2025 and 2024, we had a net loss of $(351,198) and net income of $689,185, respectively, which consists of operating costs of $449,724 and $235,967, interest income of $95,694 and $770,422, and unrealized gain on Trust Accounts of $2,832 and $154,730, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $7,850,446 and a working capital deficit of $4,972,241 as of June 30, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Following the IPO and the sale of the Private Units, a total of $115,000,000 was placed in the Trust Account. We incurred $5,704,741 in transaction costs, including $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $529,741 of other offering costs.

For the six months ended June 30, 2025 and 2024, net cash used in operating activities was nil and nil, respectively.

For the six months ended June 30, 2025 and 2024, net cash provided by (used in) investing activities was $5,914,261 and $(400,000), respectively.

For the six months ended June 30, 2025 and 2024, net cash (used) provided by financing activities was $(5,914,261) and $400,000, respectively.

As of June 30, 2025, we had investments held in the Trust Account of $861,784. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had nil cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated Promissory Note (the Amended Promissory Note”) in order to a) increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination. On December 22, 2023, the Company amended and restated Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000. On August 4, 2025, the Company amended and restated Promissory note (the “Third Amended Promissory Note”) in order to increase the available principal amount from $3,000,000 up to $4,500,000. As of June 30, 2025, the balance of the Promissory Note was $3,047,403.

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

On November 12, 2024, the Company held an Extraordinary General Meeting at which the Company’s shareholders approved proposals to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination to April 5, 2025; and (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal. As a result of the exercise of the redemption right, 2,649,965 shares held by public shareholders were redeemed.

On April 2, 2025, the Company held an Extraordinary General Meeting at which the Company’s shareholders approved proposal to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s Amended and Restated Memorandum and Articles of Association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination. As a result of the exercise of the redemption right, 491,928 shares held by public shareholders were redeemed.

As of June 30, 2025, 60,523 shares held by public shareholders remained outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2025.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on April 4, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described herein and below, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on April 4, 2022 and the annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for immediate suspension and delisting for failure to meet the 36-month requirement in Nasdaq Rule IM 5101-2(b) to complete a business combination, and our securities have been delisted from Nasdaq due to the failure to complete a business combination within the 36-month window ended on March 31, 2025.

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

On April 2, 2025, we received a letter from the Listing Qualifications Department of Nasdaq stating that (i) the Staff has determined that our securities would be delisted from Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2, since we failed to complete our initial business combination by March 31, 2025; (ii) trading of our ordinary shares, units, rights, and warrants would be suspended at the opening of business on April 9, 2025; and (iii) a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq. We did not appeal the delisting determination. As a result, at the opening of business on April 9, 2025, our securities were suspended from trading on Nasdaq. Following the filing of a Form 25-NSE filed by Nasdaq with the SEC on July 14, 2025, our securities have been delisted from Nasdaq.

We currently have our units, ordinary shares, rights and warrants traded on the OTCID Market, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. We will no longer be attractive as a merger partner if it is no longer listed on an exchange. We would face significant material adverse consequences, including:

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

No unregistered sales or issuances of equity occurred during the quarter ended June 30, 2025.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: August 15, 2025		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Executive Officer and Chairman(Principal Executive Officer)

Date: August 15, 2025		/s/ Kin Sze
	Name:	Kin Sze
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

