Form 10-K
period 2025-12-31
Metal Sky Star Acquisition Corp
filed 2026-03-31
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Title of each class
Units, each consisting of one Ordinary Share, $0.001 par value, one redeemable warrant, and one right
Ordinary Shares, $0.001 par value
Redeemable warrants, each warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share
Rights to receive one-tenth (1/10th) of one Ordinary Share

*The registrant’s units, ordinary shares, warrants and rights each trade on the OTC Market under the trading symbols “MSSUF,” “MSSAF,” “MSSWF,” and “MSSRF.”

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

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

The number of shares and aggregate market value of common stock held by non-affiliates as of June 30, 2025 were 60,523 and approximately $711,750, respectively (based upon a per share closing price of $11.76 on June 30, 2025).

As of March 25, 2026, 3,265,523 ordinary shares, par value $0.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on March 31, 2022. We completed our initial public offering on April 5, 2022. In our initial public offering, we sold units at an offering price of $10.00. Each unit consists of one ordinary share, one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination and one redeemable warrant. Each warrant entitles the holder thereof to purchase one ordinary share.

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

On November 12, 2024, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination eight (8) times for an additional one (1) month each time from August 5, 2024 to April 5, 2025 (for a total of up to 36 months to complete a business combination) (the “Extension”) by depositing into the Company’s trust account $50,000 for each one-month extension; and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, (the “Trust Agreement”), by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer LLC, to reflect the Extension.

On April 2, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) extend the date by which the Company has to consummate a business combination up to nine (9) times from April 5, 2025 to January 5, 2026, (ii) reduce the amount of the fee to extend such time period and (iii) eliminate (a) the limitation that the Company shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Exchange Act, or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination (the “Redemption Limitation”) and (ii) the limitation that the Company shall not consummate a business combination if the Redemption Limitation is exceeded.

On December 30, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month, from January 5, 2026 to January 5, 2027; and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, November 12, 2024 and April 2, 2025, by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer, LLC, to reflect the above extension, including the waiver of any monthly extension fee. Currently, we have until January 5, 2027 to consummate an initial business combination.

As of December 31, 2025, the Company had working capital deficit of $ $5,318,185.

The Company’s units were listed on The Nasdaq Global Market (“Nasdaq”) and commenced trading under the ticker symbol “MSSAU” on March 31, 2022. Each unit consists of one ordinary share, one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination, and one redeemable warrant. Each warrant entitles the holder thereof to purchase one ordinary share of the Company at a price of $11.50 per whole share. The units began separate trading on May 26, 2022 and the ordinary shares, rights and warrants commenced trading on Nasdaq under the symbols “MSSA,” “MSSAR,” and “MSSAW,” respectively.

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

On April 2, 2025, the Company received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq stating that (i) the Staff has determined that the Company’s securities would be delisted from Nasdaq; (ii) trading of the Company’s Ordinary Shares, Units, Rights, and Warrants would be suspended at the opening of business on April 9, 2025; and (iii) a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), which would remove the Company’s securities from listing and registration on Nasdaq. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by March 31, 2025, the Company did not comply with IM-5101-2. The Company did not appeal the delisting determination. As a result, at the opening of business on April 9, 2025, the Company’s securities were suspended from trading on Nasdaq. Further, a Form 25-NSE has been filed by Nasdaq with the SEC on July 14, 2025. Following the filing of the Form 25-NSE, the Company’s securities have been delisted from Nasdaq.

Following the suspension of trading on Nasdaq, our units, ordinary shares, warrants and rights are quoted on the OTC ID Basic Market under the symbols “MSSUF,” “MSSAF,” “MSSWF,” and “MSSRF,” respectively.

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

On November 12, 2024, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination eight (8) times for an additional one (1) month each time from August 5, 2024 to April 5, 2025 (for a total of up to 36 months to complete a business combination) (the “Extension”) by depositing into the Company’s trust account $50,000 for each one-month extension; and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, (the “Trust Agreement”), by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer LLC, to reflect the Extension.

On April 2, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s amended and restated memorandum and articles of association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination.

On December 30, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month, from January 5, 2026 to January 5, 2027, and waive the monthly extension fee; and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, November 12, 2024 and April 2, 2025, by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer, LLC, to reflect the above extension, including the waiver of any monthly extension fee. Currently, we have until January 5, 2027 to consummate an initial business combination. Currently, we have until January 5, 2027 to consummate an initial business combination, with no monthly extension fee.

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

As of December 31, 2025, there were 3,265,523 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of December 31, 2025, there are warrants outstanding to acquire and aggregate of 11,500,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek shareholders’ approval of an initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would require us to seek shareholders’ approval under the law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require that we conduct a tender offer under SEC rules rather than seeking shareholders’ approval). Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholders’ approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares (unless we are deemed to be a foreign private issuer at such time) or seek to amend our amended and restated memorandum and articles of association would require shareholders’ approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholders’ approval is required by law or stock exchange listing requirement or we choose to seek shareholders’ approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

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

Currently, we have until January 5, 2027 to consummate an initial business combination. If we are unable to complete our initial business combination by April 5, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the applicable laws; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable laws. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our initial business combination by January 5, 2027.

On April 2, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s amended and restated memorandum and articles of association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination.

On December 30, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month, from January 5, 2026 to January 5, 2027, and waive the monthly extension fee; and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, November 12, 2024 and April 2, 2025, by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer, LLC, to reflect the above extension, including the waiver of any monthly extension fee. Currently, we have until January 5, 2027 to consummate an initial business combination. Currently, we have until January 5, 2027 to consummate an initial business combination, with no monthly extension fee.

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

Risks Relating to a Potential Business Acquisition

Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for immediate suspension and delisting for failure to meet the 36-month requirement in Nasdaq Rule IM 5101-2(b) to complete a business combination, and the Company’s securities were suspended from trading on Nasdaq upon receiving a delisting determination letter from Nasdaq after the 36-month window ended on December 13, 2024.

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

Nasdaq Rule IM 5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, which, in the case of the Company, would be March 31, 2025, Nasdaq Rule IM 5810-1 provides that Nasdaq will inform a company that its securities are immediately subject to suspension and delisting in the event that the company fails to comply with rule IM 5101-2. Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting upon issuance of a delisting determination letter for failure to meet the requirement in Nasdaq Rule IM 5101-2. Nasdaq may only reverse the determination if it finds it made a factual error applying the applicable rule, which is unlikely if Nasdaq provides the delisting determination letter after the 36-month window.

On April 2, 2025, the Company received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq stating that (i) the Staff has determined that the Company’s securities would be delisted from Nasdaq; (ii) trading of the Company’s Ordinary Shares, Units, Rights, and Warrants would be suspended at the opening of business on April 9, 2025; and (iii) a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), which would remove the Company’s securities from listing and registration on Nasdaq. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by March 31, 2025, the Company did not comply with IM-5101-2. The Company did not appeal the delisting determination. As a result, at the opening of business on April 9, 2025, the Company’s securities were suspended from trading on Nasdaq. Further, a Form 25-NSE has been filed by Nasdaq with the SEC on July 14, 2025. Following the filing of the Form 25-NSE, the Company’s securities have been delisted from Nasdaq.

On April 2, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s amended and restated memorandum and articles of association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination.

On December 30, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month, from January 5, 2026 to January 5, 2027, and waive the monthly extension fee; and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, November 12, 2024 and April 2, 2025, by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer, LLC, to reflect the above extension, including the waiver of any monthly extension fee. Currently, we have until January 5, 2027 to consummate an initial business combination. Currently, we have until January 5, 2027 to consummate an initial business combination, with no monthly extension fee.

The Company currently has its units, ordinary shares, rights and warrants traded on the OTCID Basic Market, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions. The Company will no longer be attractive as a merger partner if it is no longer listed on an exchange. The Company would face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced demand and liquidity for its securities;

●	a determination that its securities constitute a “penny stock,” which will require brokers trading in the Company to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s securities were delisted from Nasdaq, they are no longer be considered to be “covered securities” under the National Securities Markets Improvement Act of 1996, and the Company is subject to regulation in each state in which it offers its securities, including in connection with its initial business combination, which may make it more difficult and costly to complete a business combination. In addition, the Company’s shareholders could be prohibited from trading in its securities absent registration in the state where such shareholders live. To date, the Company has not registered its securities in any state and does not currently plan to do so. This may make it difficult or impossible for its shareholders to trade in its securities.

Additionally, in connection with our initial business combination, we expect to be required to demonstrate compliance with the initial listing requirements of Nasdaq or another national securities exchange, which are generally more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

On April 2, 2025, the Company received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq stating that (i) the Staff has determined that the Company’s securities would be delisted from Nasdaq; (ii) trading of the Company’s Ordinary Shares, Units, Rights, and Warrants would be suspended at the opening of business on April 9, 2025; and (iii) a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), which would remove the Company’s securities from listing and registration on Nasdaq. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by March 31, 2025, the Company did not comply with IM-5101-2. The Company did not appeal the delisting determination. As a result, at the opening of business on April 9, 2025, the Company’s securities were suspended from trading on Nasdaq. Further, a Form 25-NSE has been filed by Nasdaq with the SEC on July 14, 2025. Following the filing of the Form 25-NSE, the Company’s securities have been delisted from Nasdaq. The Company currently has its units, ordinary shares, rights and warrants traded on the OTCID Basic Market.

The proposed extensions at extraordinary general meetings held on November 12, 2024 and thereafter have created uncertainty for shareholders regarding the timing of their redemption payments. Prior to the extraordinary general meeting held on November 12, 2024, the Board did not take steps towards the Automatic Redemption and did not plan to do so unless our shareholders did not vote to extend our life pursuant to such extension proposal. Those shareholders elected for redemptions at the extraordinary general meeting held on November 12, 2024 and thereafter had their shares redeemed promptly after the meeting (except for the meeting held on December 30, 2025, for which the Company is currently processing the related redemption payments), which may also negatively impact our ability to complete a business combination, increasing operational costs or reducing the attractiveness of potential targets. Additionally, market conditions could worsen during the extended period, affecting the value and feasibility of any potential business combination. The funds in the trust account are also subject to market risks, which could reduce the amount available for redemption at the closing of a business combination. These factors could negatively impact your investment’s value and the success of our business combination, potentially leading to an inability to complete it within the extended timeframe.

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

Currently, we have until January 5, 2027 to consummate an initial business combination. On December 30, 2025, we held an Extraordinary General Meeting of shareholders which approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month, from January 5, 2026 to January 5, 2027, and waive the monthly extension fee. If we have not consummated an initial business combination by January 5, 2027, or any other applicable time period as approved by our shareholders, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to the applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors as stipulated herein.

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

On November 12, 2024, we held an extraordinary general meeting of shareholders and approved the proposal to extend the date by which we must consummate a business combination from August 5, 2024 to April 5, 2025, which is the 36-month anniversary since our IPO. Currently, we have until January 5, 2027 to consummate an initial business combination. On April 2, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to extend the date by which the Company has to consummate a business combination up to nine (9) times from April 5, 2025 to January 5, 2026.  On December 30, 2025, we held an Extraordinary General Meeting of shareholders which approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month, from January 5, 2026 to January 5, 2027, and waive the monthly extension fee. If we have not completed our initial business combination during any extension period as approved by our shareholders, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 36 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Item 2. Properties

We currently maintain our executive offices at 221 River Street, 9th Floor, Hoboken, New Jersey. The cost for this space is included in the $10,000 per month fee that we currently pay our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2025, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units were traded on The Nasdaq Global Market under the symbol “MSSAU” and started trading on The Nasdaq Global Market on April 3, 2022. Our ordinary shares, rights and warrants and began separate trading on May 26, 2022, under the symbols “MSSA,” “MSSAR” and “MSSAW” respectively.

On April 2, 2025, the Company received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq stating that (i) the Staff has determined that the Company’s securities would be delisted from Nasdaq; (ii) trading of the Company’s Ordinary Shares, Units, Rights, and Warrants would be suspended at the opening of business on April 9, 2025; and (iii) a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), which would remove the Company’s securities from listing and registration on Nasdaq. Pursuant to Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by March 31, 2025, the Company did not comply with IM-5101-2. The Company did not appeal the delisting determination. As a result, at the opening of business on April 9, 2025, the Company’s securities were suspended from trading on Nasdaq. Further, a Form 25-NSE has been filed by Nasdaq with the SEC on July 14, 2025. Following the filing of the Form 25-NSE, the Company’s securities have been delisted from Nasdaq.

Following the suspension of trading on Nasdaq, our units, ordinary shares, warrants and rights are quoted on the OTC ID Basic Market under the symbols “MSSUF,” “MSSAF,” “MSSWF,” and “MSSRF,” respectively.

Shareholders of Record

As of March 18, 2026, there were two holders of record of our Units, three holders of record of our Ordinary Shares, one holder of record of our Rights and one holder of record of our Warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

The registration statement for our initial public offering was declared effective by the SEC on March 31, 2022. We completed our initial public offering on April 5, 2022. In our initial public offering, we sold units at an offering price of $10.00. Each unit consists of one ordinary share, one right and one redeemable warrant. Each right entitles the holders thereof to receive one tenth (1/10) of one ordinary share upon the consumption of the initial business combination. Each warrant entitles the holder thereof to purchase one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants.

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

For the year ended December 31, 2025, net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was nil. As of December 31, 2025, the Company had working capital deficit of $5,318,185.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On February 7, 2025, we established a wholly owned subsidiary in Cayman Islands which has no operations, and only had limited activities.

For the years ended December 31, 2025 and 2024, we had a net loss of $553,581 and net income of $923,146, respectively, which consists of operating costs of $670,668 and $802,875, interest income of $113,937 and $1,689,898, and unrealized gain on Trust Accounts of $3,150 and $36,123, respectively. The formation and operational costs mainly consisted of administrative expenses to the Sponsor and professional expenses. The other income and unrealized gain on marketable securities comprise of mainly tax-exempt interest income.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $8,221,390 and a working capital deficit of $5,318,185 as of December 31, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

For the years ended December 31, 2025 and 2024, net cash used in operating activities was nil and nil, respectively.

For the years ended December 31, 2025 and 2024, net cash provided by investing activities was $5,789,261 and $30,407,590, respectively.

For the years ended December 31, 2025 and 2024, net cash used in financing activities was $ (5,789,261) and $(30,407,590), respectively.

As of December 31, 2025, we had investments held in the Trust Account of $1,005,345. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had nil cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Note bears no interest and is repayable in full upon the earlier of (a) December 31, 2023; or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated the Promissory Note (the “Amended Note”) in order to a) increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023; and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination. On December 22, 2023, Metal Sky amended and restated the Amended Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000. On August 4, 2025, the Company amended and restated Promissory note (the “Third Amended Promissory Note”) in order to increase the available principal amount from $3,000,000 up to $4,500,000.

As of December 31, 2025, the remaining borrowing balance of the third Amended Promissory Note was $1,327,597.

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

On November 12, 2024, the Company held an Extraordinary General Meeting at which the Company’s shareholders approved proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination to April 5, 2025 by depositing into the Company’s trust account $50,000 for each one-month extension; and (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal. As a result of the exercise of the redemption of 2,649,965 shares held by public shareholders, 552,451 public shares remain unredeemed as of December 31, 2024.

On April 2, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from April 5, 2025 to January 5, 2026 and to reduce the amount of the fee to extend such time period; (ii) amend the Investment Management Trust Agreement dated March 30, 2022, as amended on October 31, 2023 and November 12, 2024, by and among the Company, Wilmington Trust, National Association and VStock Transfer LLC to reflect the Extension Proposal with the reduced extension payment of $25,000 for each one-month extension; and (iii) amend the Company’s amended and restated memorandum and articles of association to eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a business combination. In connection with the stockholders’ extension vote on the Extraordinary General Meeting of its shareholders held on April 2, 2025, there were, 491,928 public shares were tendered for redemption.

On December 30, 2025, we held an Extraordinary General Meeting of shareholders which approved the proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month, from January 5, 2026 to January 5, 2027, and waive the monthly extension fee; and (ii) amend the Investment Management Trust Agreement, dated March 30, 2022, as amended on October 31, 2023, November 12, 2024 and April 2, 2025, by and among the Company, Wilmington Trust, N.A., as trustee, and Vstock Transfer, LLC, to reflect the above extension, including the waiver of any monthly extension fee. Currently, we have until January 5, 2027 to consummate an initial business combination. In connection with the stockholders’ extension vote on the Extraordinary General Meeting of its shareholders held on December 30, 2025, there were 37,705 public shares tendered for redemption in connection with this extension vote. Currently, we have until January 5, 2027 to consummate an initial business combination, with no monthly extension fee.

Merger Agreement

On April 12, 2023, Metal Sky entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company (the “Future Dao”), and Future Dao League Limited, a Cayman Islands exempted company and wholly owned subsidiary of Future Dao (the “Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub will merge with and into Metal Sky (the “First Merger”), with Metal Sky surviving the First Merger as a wholly owned subsidiary of Future Dao; and (ii) Metal Sky will merge with and into Future Dao (the “Second Merger” and together with the First Merger, the “Mergers”), with Future Dao surviving the Second Merger (the “Second Business Combination”). Immediately prior to the First Effective Time, Future Dao will effect a recapitalization of its equity securities (the “Recapitalization”) including a share split of each outstanding Future Dao Ordinary Share into such number of Future Dao Ordinary Shares, calculated in accordance with the terms of the Merger Agreement, such that, based on a value of $350 million for all of the outstanding Future Dao Ordinary Shares, each Future Dao Ordinary Share will have a value of $10.00 per share after giving effect to such share split (the “Share Split”). The Business Combination has been unanimously approved by the boards of directors of both Metal Sky and Future Dao pursuant to a written resolution. The Business Combination was expected to close prior to the end of 2023.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2025.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025, relating to: (i) lack of segregation of duties of chief executive officer and chief financial officer for performing formal process of reviewing transactions. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2025 was not effective.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
Wenxi He	47	Chief Executive Officer, Chief Financial Officer and Director
Zhuo Wang	38	Independent Director
Zining Jiang	51	Independent Director
Xinghua Fan	63	Independent Director
Christopher John Regan	51	Independent Director

Ms. Wenxi He has served as our Chief Executive Officer and Chairwoman since September 2023 and has served as our Chief Financial Officer since March 2026. She serves as chief investment officer at Still Waters Green Technology Limited, an asset management company based in London, specializing in the development and management of renewable energy and power generation assets, since February 2019. Ms. He has over 15 years of experience in the investment banking industry. Prior to joining Still Waters Green Technology Limited, she served as the managing director and global head of commodity exchange traded products at Bank of America Merrill Lynch in London. She was responsible for initiating and executing strategic solutions and issuance, trading physical and synthetic commodity products, and managing portfolio assets in energy, metals and agriculture, with a wide variety of commodity, currency and interest-rate risk. Prior to that, Ms. He traded and structured commodity derivative products at Citigroup, fixed income security products with a focus on structured credit and rates at UBS and RBC Capital Markets. Ms. He holds master’s degrees in both Mathematical Finance and Engineering from University of Toronto, and a bachelor’s degree in Engineering from Tongji University.

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

Mr. Zining Jiang has served as an independent director of our Company since March 31, 2022. Mr. Jiang currently serves as the general manager of Guangzhou Shanxin Trading Co. Ltd., which mainly engages in industrial raw material trade and import and export business since July 2018. Prior to that, since July 2015, Mr. Jiang served as the chief executive officer of Guangzhou Ant Internet Co., Ltd. and an operational director at Guangdong Grape Wine Magazine Co., Ltd. In 2007, he joined Yangcheng Evening News Group as the deputy chief editor. He subsequently joined China Southern Airlines as an assistant to the general manager in April 2011, and was promoted as the operation director of China Southern Airlines Media Group. He joined PACOM Media Co. Ltd. in July 2001 and successively served as the chief editor of China Golf, Golf Digest and Golf Travel. Prior to that, Mr. Jiang joined Guangdong Cable TV station in 1996 as an editor upon graduation from Jinan University.

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

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of March 18, 2026 by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
M-Star Management Corporation(2)	3,205,000	98.15%
Wenxi He(2)	3,205,000	98.15%
Christopher John Regan(4)	-	-
Zhuo Wang(4)	-	-
Zining Jiang(4)	-	-
Xinghua Fan(4)	-	-
All directors and officers as a group (6 individuals)	3,205,000	98.15%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 221 River Street, 9th Floor, Hoboken, New Jersey.

(2)	Represents 2,875,000 founder ordinary shares and 330,000 private placement ordinary shares held by M-Star Management Corporation, our Sponsor. Ms. Wenxi He, our Chief Executive Officer, Chief Financial Officer, and director, is the sole director of our Sponsor, has voting and dispositive power of the ordinary shares. The address for our Sponsor is Craigmuir Chambers, PO Box 71, Road Town, Tortola, VG 1110 British Virgin Islands.

(3)	Based upon 3,265,523 ordinary shares outstanding. Includes the 330,000 private placement units (and the component parts) purchased by our Sponsor simultaneously with the consummation of our IPO.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our Sponsor.

Our founders beneficially own approximately 98.15% of the issued and outstanding ordinary shares. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2025, our directors, executive officers, and ten percent shareholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On July 5, 2021, our Sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On September 26, 2021, the Company purchased back all the 1,437,500 founder shares for $25,000 and reissued 2,875,000 shares to our Sponsor for $25,000, or approximately $0.01 per shares. Our Sponsor owns approximately 98.15% of our issued and outstanding ordinary shares as of December 31, 2025.

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

The issuance of the Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The balance of the Third Amended Promissory Note was $ 3,172,403 and $2,822,403 as of December 31, 2025 and 2024 respectively.

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

On January 4, 2023, the Company requested to draw 383,333 and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to February 5, 2023. The $383,333 extension fee represents approximately $0.033 per public share. In February 2023, the extension fee changed to $187,188 because 5,885,324 public shares were redeemed. In November 2023, the extension fee changed to the lower of $50,000 or $105,680 ($0.033 per share) because 2,412,260 public shares were redeemed.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with the regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K and Form S-1 for the respective periods and other required filings with the SEC for the year ended December 31, 2025 is $128,125 in total. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2025.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2025.

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

(1)	The Financial statements listed on the Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Metal Sky Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metal Sky Star Acquisition Corporation and subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, The Company does not have sufficient cash to sustain its operations and has a working capital deficit, and the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before January 5, 2027, which is less than one year from the issuance date of the financial statements. If a business combination is not consummated by this date or an extension is not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified in respect to that matter.

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

/s/ UHY LLP

We have served as the Company’s auditor since 2021.
Irvine, California
March 31, 2026

(2)	Financial Statement Schedules:

METAL SKY STAR ACQUISITION CORPORATION AND SUBDISIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of December 31, 2024

Assets
Current assets:
Prepaid expense	20,322	6,325
Total current assets	20,322	6,325
Noncurrent assets
Marketable securities held in trust account	1,005,345	6,677,519
Total noncurrent assets	1,005,345	6,677,519
Total assets	$1,025,667	$6,683,844

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accrued expenses	$574,541	$400,286
Due to related parties	1,591,563	1,081,153
Promissory notes-related party	3,172,403	2,822,403
Total current liabilities	5,338,507	$4,303,842
Noncurrent liabilities
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	8,213,507	7,178,842

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 60,523 and 552,451 shares at redemption value of $17.02 and $12.09 per share as of December 31, 2025 and December 31, 2024, respectively	1,030,345	6,677,519

Shareholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively, excluding 60,523 and 552,451 shares subject to possible redemption at December 31, 2025 and December 31, 2024, respectively.	3,205	3,205
Accumulated deficit	(8,221,390)	(7,175,722)
Total shareholders’ deficit	(8,218,185)	(7,172,517)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$1,025,667	$6,683,844

The accompanying notes are an integral part of the audited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Operating expenses:
Formation and operational costs	$670,668	$802,875
Loss from operations	(670,668)	(802,875)

Other income:
Realized interest	113,937	1,689,898
Unrealized gain	3,150	36,123
Total other income	117,087	1,726,021

Income (loss) before income taxes	(553,581)	923,146

Income tax (benefit) expense	-	-
Net income (loss)	$(553,581)	$923,146

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	208,775	3,014,167
Redeemable ordinary shares, basic and diluted per share	$2.05	$0.55

Non-Redeemable ordinary shares, basic and diluted net loss	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.31)	$(0.23)

The accompanying notes are an integral part of the audited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the year ended December 31, 2025 and 2024

				Total
	Ordinary Shares		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance at January 1, 2025	3,205,000	$3,205	$(7,175,722)	$(7,172,517)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(117,087)	(117,087)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(375,000)	(375,000)
Net loss	-	-	(553,581)	(553,581)
Balance at December 31, 2025	3,205,000	3,205	(8,221,390)	(8,218,185)

				Total
	Ordinary Shares		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance at January 1, 2024	3,205,000	$3,205	$(5,772,847)	$(5,769,642)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(1,726,021)	(1,726,021)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(600,000)	(600,000)
Net income	-	-	923,146	923,146
Balance at December 31, 2024	3,205,000	3,205	(7,175,722)	(7,172,517)

The accompanying notes are an integral part of these audited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash flows from operating activities:
Net income (loss)	$(553,581)	$923,146
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(113,937)	(1,689,898)
Unrealized gain on marketable securities held in trust account	(3,150)	(36,123)
Amortization	125,606	66,375
Net changes in operating assets & liabilities:
Prepaid expenses	(139,603)	(70,825)
Due to related parties	510,410	705,319
Accrued expenses	174,255	102,006
Net cash used in operating activities	-	-

Cash flows from investing activities:
Investment of cash in trust account	(350,000)	(650,000)
Cash withdrawn from trust account to redeem public shares	6,139,261	31,057,590
Net cash provided by investing activities	5,789,261	30,407,590

Cash flows from financing activities:
Proceeds of Sponsor loan	350,000	650,000
Redemption of public shares	(6,139,261)	(31,057,590)
Net cash used in financing activities	(5,789,261)	(30,407,590)

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$117,087	$2,326,021

The accompanying notes are an integral part of the audited consolidated financial statements.

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the proposed initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

On April 5, 2022, the Company consummated the IPO of 11,500,000 units which includes an additional 1,500,000 units as a result of the underwriters’ fully exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000. See “Note 3 — Initial Public Offering” for further information.

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

As of December 31, 2025, and December 31, 2024, the Company had $1,005,345 and $6,677,519 held in the Wilmington Trust account, respectively.

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

Offering costs amounted to $5,704,741 consisting of $2,300,000 underwriting fees, $2,875,000 of deferred underwriting fees, and $529,741 of other offering costs. Except for $25,000 of subscription of ordinary shares (as defined in Note 5), the Company received net proceeds of $115,682,250 from the IPO and the private placement.

As of December 31, 2025, and December 31, 2024, the Company had nil cash held in escrow, $5,318,185 and $4,297,517 of working capital deficit, respectively.

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

As of December 31, 2025, the Company had nil in cash and a working capital deficit of $5,318,185.

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

The Company has filed a preliminary proxy statement to amend its Amended and Restated Memorandum and Articles of Association, extending the deadline for consummating a business combination to January 5, 2027. The Company will have approximately 12 months to consummate a business combination as of December 31, 2025.

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

Note 2 –Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, which was newly established on February 7, 2025. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company have nil cash held in escrow as of December 31, 2025, and December 31, 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025, and December 31, 2024.

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

As of December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the year ended December 31, 2025, interest earned from the Trust account amounted to $117,087, which $113,937, was reinvested in the Trust Account. $3,150 was also recognized as unrealized gain on investments held in the Trust account during the year ended December 31, 2025. The Company withdraw in total amounts of $6,139,261, related to a total of 491,928 public shares redeemed during the year ended December 31, 2025.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company had generated interest income from the Marketable securities held in trust that is the Unite States sources investment, which is tax exemption interest and dividends. There were no unrecognized tax benefits as of December 31, 2025, and December 31, 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of December 31, 2025, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the years ended December 31, 2025 and 2024.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO; and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net (loss) income	$(553,581)	$923,146
Remeasurement to redemption value – interest income earned	(117,087)	(1,726,021)
Remeasurement to redemption value – extension fee	(375,000)	(600,000)
Net loss including accretion of temporary equity to redemption value	$(1,045,668)	$(1,402,875)

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(981,718)	$(63,950)	(722,691)	$(679,914)
Accretion of temporary equity	-	375,000	-	600,000
Accretion of temporary equity - interest	-	117,087	-	1,726,021
Allocation of net income (loss)	$(981,718)	$428,137	$(722,691)	$1,646,107

Denominators:
Weighted-average shares outstanding	3,205,000	208,775	3,205,000	3,014,167
Basic and diluted net income (loss) per share	$(0.31)	$2.05	$(0.23)	$0.55

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

On December 8, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on December 30, 2025, which had proposed to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from January 5, 2026 to January 5, 2027.

As of December 31, 2025, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(123,579,643)
Plus:
Accretion of carrying value to redemption value	21,962,903
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned and unrealized gains on trust account)	6,467,257
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$1,030,345

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the years ended December 31, 2025, and 2024, the Company incurred $120,000 and $120,000 in fees for these services, respectively. As of December 31, 2025, and December 31, 2024, the total balance of unpaid fees with amounts of $448,333 and $328,333 included in accrued expenses, respectively.

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

Starting in December 2025, the extension fee was waived.

As of December 31, 2025, and December 31, 2024, the loans under the promissory notes were $3,172,403 and $2,822,403, respectively.

Due to Related Party

As of December 31, 2025, and December 31, 2024, the Company has amounts due to the Sponsor of $1,591,563 and $1,081,153 for formation and operational costs paid by the Sponsor on behalf of the Company, respectively. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

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

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of December 31, 2025, and December 31, 2024, the Company have deferred underwriting commissions of $2,875,000 as non-current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. The Company dismissed the prior legal counsel in February 2024 and engaged the new legal counsel with $2,500 per month for SEC compliance from February 2024 to November 2024. The Company dismissed the new legal counsel in November 2024 and engaged with another legal counsel with a quarterly fee of $13,750 for SEC compliance. For the year ended December 31, 2025 and 2024, the Company incurred $55,000 and $179,750 in fees for these services, respectively.

On April 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Future Dao Group Holding Limited, a Cayman Islands exempted company and its subsidiary (the “Future Dao”). On October 6, 2023, the Merger Agreement was terminated.

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of December 31, 2025, and December 31, 2024, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

On February 5, 2024, management and the Sponsor decided to dismiss the Company’s then-legal counsel and terminated its services of maintaining and managing the escrow account. For the year ended December 31, 2023, the Company received invoices with the total amounts of $155,000 for services related to the Merger Agreement and Initial Business Combination from the then-legal counsel. All received invoices were paid until the termination of services, which coincides with the termination of Merger Agreement. The Company did not have an executed engagement letter with the then-legal counsel. Management estimates the maximum service fees for the Initial Business Combination would be $400,000 based on other executed service agreements with the same then-legal counsel. We believe that we have a potential liability of $245,000 for potential unbilled service fees resulting from the termination of Merger Agreement, which represents a loss contingency to the Company. As of December 31, 2025, the Company has not recorded the potential amounts in the consolidated financial statements, as management does not believe it is more likely than not that we will be invoiced for additional services.

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

As of December 31, 2025, the assets held in the trust account were entirely comprised of marketable securities, with all investments fully allocated to money market funds securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of December 31, 2025

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$1,005,345	$-	$-

As of December 31, 2024

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$6,677,519	$-	$-

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

Subsequent to December 31, 2025, the Sponsor paid a total of $111,295 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Amended Promissory Notes. As of the date of filing, the total amount due to Sponsor was $1,668,019.

(3)	Exhibits:

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 31, 2022, by and between the Company and Ladenburg Thalmann & Co., Inc. as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association adopted by special resolution on March 30, 2022, amended by special resolutions on January 26, 2023, October 30, 2023, December 20, 2023, November 12, 2024, April 2, 2025, and December 30, 2025 (incorporated herein by reference to Annex A to the Proxy statement on Form DEF 14A and Exhibit 3.1 to our Current Report on Form 8-K filed on January 4, 2023, November 1, 2023, December 1, 2023, November 14, 2024, April 4, 2025, and January 1, 2026, respectively).
4.1	Form of Specimen Metal Sky Unit Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed on October 14, 2021).
4.2	Form of Specimen Metal Sky Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on October 14, 2021).
4.3	Form of Specimen Metal Sky Warrant Certificate (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed on October 14, 2021).
4.4	Form of Specimen Metal Sky Right Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed on October 14, 2021).
4.5	Warrant Agreement between the Company and Vstock Transfer LLC, dated as of March 31, 2022. (1)
4.6	Description of Registrant’s Securities. (incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2022, filed on March 30, 2023)
10.1	Letter Agreement among the Company and its officers, directors and M-Star Management Corporation, dated as of March 31, 2022. (1)
10.2	Administrative Support Agreement dated as of March 31, 2022 by and between the Company and M-Star Management Corporation. (1)
10.3	Investment Management Trust Agreement among the Company, Wilmington Trust, N.A., and Vstock Transfer LLC, dated as of March 30, 2022. (1)
10.4	Registration Rights Agreement between the Company and certain security holders dated as of March 31, 2022. (1)
10.5	Private Placement Unit Purchase Agreement dated as of March 31, 2022 between the Company and M-Star Management Corporation. (1)
10.6	Amended Securities Subscription Agreement, dated September 22, 2021, between the Registrant and M-Star Management Corporation. (2)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to our Registration Statement on Form S-1 filed on October 14, 2021).
19.1	Insider Trading Policy (incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2024, filed on March 31, 2025).
21.1*	List of subsidiaries.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Clawback Policy (incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2024, filed on March 31, 2025).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on April 5, 2022.
(2)	Filed as an exhibit to the Registrant’s Form S-1 as filed with the Commission on October 14, 2021.

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

51

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2026.

METAL SKY STAR ACQUISITION CORPORATION

By:	/s/ Wenxi He
Wenxi He
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Wenxi He	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2026
Wenxi He	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Christopher John Regan	Independent Director	March 31, 2026
Christopher John Regan

/s/ Zining Jiang	Independent Director	March 31, 2026
Zining Jiang

/s/ Xinghua Fan	Independent Director	March 31, 2026
Xinghua Fan

/s/ Zhuo Wang	Independent Director	March 31, 2026
Zhuo Wang

52