Form 10-Q
period 2026-03-31
Metal Sky Star Acquisition Corp
filed 2026-05-15
CIK 1882464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(201) 721-8789
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 13, 2026, there were 3,265,523 ordinary shares, par value $0.001, issued and outstanding.

METAL SKY STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

METAL SKY STAR ACQUISITION CORPORATION AND SUBDISIARY

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Assets
Current assets:
Prepaid expense	25,858	20,322
Total current assets	25,858	20,322
Noncurrent assets
Marketable securities held in trust account	1,039,281	1,005,345
Total noncurrent assets	1,039,281	1,005,345
Total assets	$1,065,139	$1,025,667

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accrued expenses	$570,102	$574,541
Due to related parties	1,724,163	1,591,563
Promissory notes-related party	3,197,403	3,172,403
Total current liabilities	5,491,668	$5,338,507
Noncurrent liabilities
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	8,366,668	8,213,507

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 60,523 and 60,523 shares at redemption value of $17.17 and $17.02 per share as of March 31, 2026 and December 31, 2025, respectively	1,039,281	1,030,345

Shareholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively, excluding 60,523 and 60,523 shares subject to possible redemption at March 31, 2026 and December 31, 2025, respectively.	3,205	3,205
Accumulated deficit	(8,344,015)	(8,221,390)
Total shareholders’ deficit	(8,340,810)	(8,218,185)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$1,065,139	$1,025,667

The accompanying notes are an integral part of the unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Operating expenses:
Formation and operational costs	$122,625	$223,820
Loss from operations	122,625	223,820

Operating loss	(122,625)	(223,820)

Other income:
Realized interest	5,821	46,244
Unrealized gain	3,115	24,398
Total other income	8,936	70,642

Loss before income taxes	(113,689)	(153,178)

Income tax benefit (expense)	-	-
Net loss	$(113,689)	$(153,178)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	60,523	552,451
Redeemable ordinary shares, basic and diluted net income per share	$0.11	$0.30

Non-redeemable ordinary shares, basic and diluted	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.04)	$(0.10)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

For the three months ended March 31, 2026

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	3,205,000	$3,205	$-	$(8,221,390)	$(8,218,185)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(8,936)	(8,936)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	-	-
Net loss				(113,689)	(113,689)
Balance at March 31, 2026	3,205,000	3,205	-	(8,344,015)	(8,340,810)

For the three months ended March 31, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	3,205,000	$3,205	$-	$(7,175,722)	$(7,172,517)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(150,000)	(150,000)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(70,642)	(70,642)
Net loss	-	-	-	(153,178)	(153,178)
Balance at March 31, 2025	3,205,000	3,205	-	(7,549,542)	(7,546,337)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METAL SKY STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended March 31, 2026	For the Three months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(113,689)	$(153,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(5,821)	(46,244)
Unrealized gain on marketable securities held in trust account	(3,115)	(24,398)
Amortization	18,884	25,287
Net changes in operating assets & liabilities:
Prepaid expenses	(24,420)	(86,306)
Other receivable	-	-
Due to related parties	132,600	229,670
Accrued expenses	(4,439)	55,169
Net cash used in operating activities	-	-

Cash flows from investing activities:
Investment of cash in trust account	(25,000)	(150,000)
Net cash used in investing activities	(25,000)	(150,000)

Cash flows from financing activities:
Proceeds of Sponsor loan	25,000	150,000
Net cash provided by financing activities	25,000	150,000

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to redemption (interest earned, unrealized gain on trust account and additional funding for business combination extension)	$8,936	$220,642

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

The Company’s sponsor is M-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 relates to the Company’s formation and the proposed initial public offering (“IPO”) and its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company initially had 9 months from the closing of the IPO to consummate a Business Combination and subsequently, the shareholders of the Company approved further extensions of the combination period, extending the deadline to up to 57 months  from the closing of our IPO if we extend the period of time to consummate a business combination) (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association (“Amended and Restated Memorandum and Articles of Association”). As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

On April 5, 2022, the Company consummated the IPO of 11,500,000 units which includes an additional 1,500,000 units as a result of the underwriters’ full exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000. See “Note 3 — Initial Public Offering” for further information.

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

On December 8, 2025, the Company filed a definitive proxy statement with the SEC in connection with calling on an Extraordinary General Meeting to be held on December 30, 2025, which had proposed to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from April 5, 2026 to January 5, 2027.

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

As of March 31, 2026, and December 31, 2025, the Company had $1,039,281 and $1,005,345 held in the Wilmington Trust account, respectively.

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

As of March 31, 2026, and December 31, 2025, the Company had nil cash held in escrow, $5,465,810 and $5,318,185 of working capital deficit, respectively.

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

Going Concern and Management Liquidity Plan

As of March 31, 2026, the Company had nil in cash and a working capital deficit of $5,465,810.

The Company’s liquidity needs up to date had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares.

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

The Company has filed a preliminary proxy statement to amend its Amended and Restated Memorandum and Articles of Association, extending the deadline for consummating a business combination to January 5, 2027. The Company will have approximately 9 months to consummate a business combination as of March 31, 2026.

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

Note 2 –Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, specifically Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the period ending December 31, 2026, or any future period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2025, which are included in the Form 10-K filed on March 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has nil cash held in escrow as of March 31, 2026, and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026, and December 31, 2025.

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

As of March 31, 2026, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

During the three months ended March 31, 2026, other income from the Trust account amounted to $8,936 which $5,821 was reinvested in the Trust Account. $3,115 was also recognized as unrealized gain on investments held in the Trust account during the three months ended March 31, 2026.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company had generated interest income from the Marketable securities held in trust that is the Unite States sources investment, which is tax exemption interest and dividends. There were no unrecognized tax benefits as of March 31, 2026, and December 31, 2025, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of March 31, 2026, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2026 and 2025.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO; and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net (loss) income	$(113,689)	$(153,178)
Remeasurement to redemption value – interest income earned	-	(150,000)
Remeasurement to redemption value – extension fee	(8,936)	(70,642)
Net loss including accretion of temporary equity to redemption value	$(122,625)	$(373,820)

	Three Months Ended of March 31, 2026		Three Months Ended of March 31, 2025
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(120,352)	$(2,273)	$(318,858)	$(54,962)
Accretion of temporary equity	-	-	-	150,000
Accretion of temporary equity - interest	-	8,936	-	70,642
Allocation of net income (loss)	$(120,352)	$6,663	$(318,858)	$165,680

Denominators:
Weighted-average shares outstanding	3,205,000	60,523	3,205,000	552,451
Basic and diluted net income (loss) per share	$(0.04)	$0.11	$(0.10)	$0.30

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

As of March 31, 2026, the ordinary shares reflected in the balance sheet are reconciled in the following tables:

Gross proceeds from public shares	$115,000,000
Less:
Proceeds allocated to public rights	(8,510,000)
Proceeds allocated to public warrants	(5,290,000)
Allocation of offering costs related to ordinary shares	(5,020,172)
Redemption of Public Shares	(123,579,643)
Plus:
Accretion of carrying value to redemption value	21,962,903
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned and unrealized gains on trust account)	6,476,193
Ordinary shares subject to possible redemption (plus any interest earned on the Trust Account)	$1,039,281

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on April 5, 2022, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2026, and 2025, the Company incurred $30,000 and $30,000 in fees for these services, respectively. As of March 31, 2026, and December 31, 2025, the total balance of unpaid fees with amounts of $478,333 and $448,333 included in accrued expenses, respectively.

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

As of March 31, 2026, and December 31, 2025, the loans under the promissory notes were $3,197,403 and $3,172,403, respectively.

Due to Related Party

As of March 31, 2026, and December 31, 2025, the Company has amounts due to the Sponsor of $1,724,163 and $1,591,563 for formation and operational costs paid by the Sponsor on behalf of the Company, respectively. The amounts are due on demand, non-interest bearing and not considered to be drawdowns on the Amended Promissory Note.

Note 6 – Commitments and Contingencies

Risks and Uncertainties

Global geopolitical and economic conditions, including the ongoing Russia-Ukraine conflict, tensions in the Middle East, including recent military actions involving the United States and Iran, and related sanctions, trade restrictions, and disruptions in global energy, supply chain, and financial markets, continue to create significant uncertainty and market volatility. In addition, changes in U.S. trade and tariff policies, including tariffs imposed on imports from certain countries, particularly China, and recent legal challenges and Supreme court rulings regarding the executive branch’s tariff authority, have increased uncertainty in international trade and capital markets. These developments, together with retaliatory measures imposed by other countries, may adversely affect global economic conditions, liquidity, commodity prices, inflation, cybersecurity risks, and overall market stability.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.0%) of the gross proceeds of the IPO, or $2,300,000 with the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of two and one half percent (2.50%) of the gross proceeds of the IPO, or $2,875,000 with the underwriters’ over- allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. As of March 31, 2026, and December 31, 2025, the Company have deferred underwriting commissions of $2,875,000 as non-current liabilities, respectively.

Professional Fees

The Company has paid professional fees of $25,000 upon initial filing with the SEC of the registration statement for the public offering, and $150,000 at the closing of the public offering as of April 5, 2022. The Company entered into the agreement with a retainer of $5,000 per month starting from April 1, 2022. The Company dismissed the prior legal counsel in February 2024 and engaged the new legal counsel with $2,500 per month for SEC compliance from February 2024 to November 2024. The Company dismissed the new legal counsel in November 2024 and engaged with another legal counsel with a quarterly fee of $13,750 for SEC compliance. For the three months ended March 31, 2026 and 2025, the Company incurred nil and $13,750 in fees for these services, respectively.

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of March 31, 2026, and December 31, 2025, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

On February 5, 2024, management and the Sponsor decided to dismiss the Company’s then-legal counsel and terminated its services of maintaining and managing the escrow account. For the year ended December 31, 2023, the Company received invoices with the total amounts of $155,000 for services related to the Merger Agreement and Initial Business Combination from the then-legal counsel. All received invoices were paid until the termination of services, which coincides with the termination of Merger Agreement. The Company did not have an executed engagement letter with the then-legal counsel. Management estimates the maximum service fees for the Initial Business Combination would be $400,000 based on other executed service agreements with the same then-legal counsel. We believe that we have a potential liability of $245,000 for potential unbilled service fees resulting from the termination of Merger Agreement, which represents a loss contingency to the Company. As of March 31, 2026, the Company has not recorded the potential amounts in the consolidated financial statements, as management does not believe it is more likely than not that we will be invoiced for additional services.

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

As of March 31, 2026, the assets held in the trust account were entirely comprised of marketable securities, with all investments fully allocated to money market funds securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of March 31, 2026

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$1,039,281	$-	$-

As of December 31, 2025

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$1,005,345	$-	$-

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

Expenses Sponsor paid on behalf of the Company

Subsequent to March 31, 2026, the Sponsor paid a total of $131,466 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Amended Promissory Notes. As of the date of filing, the total amount due to Sponsor was $1,855,629.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On February 7, 2025, we established a wholly owned subsidiary in Cayman Islands which has no operations, and only had limited activities.

For the three months ended March 31, 2026 and 2025, we had a net loss of $113,689 and net loss of $153,178, respectively, which consists of operating costs of $122,625 and $223,820, interest income of $5,821 and $46,244, and unrealized gain on Trust Accounts of $3,115 and $24,398, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $8,344,015 and a working capital deficit of $5,465,810 as of March 31, 2026, which raises substantial doubt about its ability to continue as a going concern.

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

For the three months ended March 31, 2026 and 2025, net cash used in operating activities was nil and nil, respectively.

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $25,000 and $150,000, respectively.

For the three months ended March 31, 2026 and 2025, net cash provided by financing activities was $25,000 and $150,000, respectively.

As of March 31, 2026, we had investments held in the Trust Account of $1,039,281. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had nil cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $2,875,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

On January 3, 2023, the Company issued a promissory note in the principal amount of up to $1,000,000 (the “Promissory Note”) to M-Star Management Corp. Pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company amended and restated Promissory Note (the Amended Promissory Note”) in order to a) increase the available principal amount from $1,000,000 to $2,500,000 on April 18, 2023, and b) change the repayment term as repayable in full upon the date of the consummation of the Company’s initial business combination. On December 22, 2023, the Company amended and restated Promissory Note (the “Second Amended Promissory Note”) in order to increase the available principal amount from $2,500,000 up to $3,000,000. On August 4, 2025, the Company amended and restated Promissory note (the “Third Amended Promissory Note”) in order to increase the available principal amount from $3,000,000 up to $4,500,000. As of March 31, 2026, the balance of the Promissory Note was $3,197,403.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2025, relating to: lack of segregation of duties of chief executive officer and chief financial officer for performing formal process of reviewing transactions. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2025.

To respond to this material weaknesses our plans at this time includes adding second approval which establish a dual-approval process to ensure proper segregation of duties, segregating transaction initiation, recording, and review responsibilities, and involving additional personnel or qualified third-party professionals to provide independent review, where appropriate. The elements of our remediation plan can only be accomplished over the time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our Annual Report as filed with the SEC on March 31, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered sales or issuances of equity occurred during the quarter ended March 31, 2026.

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

METAL SKY STAR ACQUISITION CORPORATION

Date: May 15, 2026		/s/ Wenxi He
	Name:	Wenxi He
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)

